Form 10-K
period 1993-12-31
CABLE TV FUND 14-A LTD
filed 1994-03-31
CIK 810334

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1993

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______ to ______

Commission file number:
Cable TV Fund 14-A, Ltd.:   0-15378        Cable TV Fund 14-B, Ltd.:   0-16200

                            CABLE TV FUND 14-A, LTD.
                            CABLE TV FUND 14-B, LTD.
           (Exact name of registrant as specified in their charters)

                                                                     Cable TV Fund 14-A, Ltd.:84-1024657
            Colorado                                                Cable TV Fund 14-B, Ltd.:  84-1024658
    (State of Organization)                                           (IRS Employer Identification Nos.)

P.O. Box 3309, Englewood, Colorado 80155-3309                                   (303) 792-3111
(Address of principal executive office and Zip Code)           (Registrants' telephone no. including area code)

        Securities registered pursuant to Section 12(b) of the Act:None Securities registered pursuant to Section 12(g) of the Act:Limited Partnership
                                   Interests

Indicate by check mark whether the registrants, (1) have filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days:       Yes   x          No
                                                         -----           -----
Aggregate market value of the voting stock held by non-affiliates of the registrants: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   x


                  DOCUMENTS INCORPORATED BY REFERENCE:    None

                                    PART I.

                               ITEM 1.  BUSINESS

         THE PARTNERSHIPS. Cable TV Fund 14-A, Ltd. ("Fund 14-A") and Cable TV Fund 14-B, Ltd. ("Fund 14-B") are Colorado limited partnerships that were formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 14 Limited Partnership Program, which was sponsored by Jones Intercable, Inc., a Colorado corporation (the "General Partner"). Fund 14-A and Fund 14-B may collectively be referred to as the "Partnerships." The Partnerships were formed to acquire, own and operate cable television systems in the United States. The Partnerships individually own several cable television systems directly. The Partnerships also formed the Cable TV Fund 14-A/B Venture (the "Venture"), a joint venture through which the Partnerships own a cable television system. The Venture is owned 27% by Fund 14-A and 73% by Fund 14-B.

         Fund 14-A directly owns the cable television systems serving Buffalo, Minnesota (the "Buffalo System"), the County of Calvert, Maryland (the "Calvert County System"), the communities of Bement, Cerro Gordo, Chatsworth, Chenoa, Clinton, Fairbury, Farmer City, Forrest, Gibson City, Leroy, Monticello, Pesotum, Rantoul, Thomasborough and Tolono and Chanute Air Force Base, all in the State of Illinois (the "Central Illinois System"), Naperville, Illinois (the "Naperville System") and Turnersville, New Jersey (the "Turnersville System").

         Fund 14-B directly owns the cable television systems serving Surfside Beach, South Carolina, certain portions of unincorporated Georgetown and Horry Counties, South Carolina and Myrtle Beach Air Force Base (the "Surfside System") and Little Rock, California (the "Little Rock System").

         The Venture owns the cable television system serving the communities of Cooper City, Dania, Davie, Lauderdale Lakes and unincorporated areas of Broward County, Florida (the "Broward County System").

         The Broward County System, the Buffalo System, the Calvert County System, the Central Illinois System, the Little Rock System, the Naperville System, the Surfside System, and the Turnersville System, may collectively be referred to as the "Systems." See Item 2.

         CABLE TELEVISION SERVICES. The Systems offer various types of programming, which include basic service, tier service, premium services, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites.
Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") contains new broadcast signal carriage requirements, and the Federal Communications Commission ("FCC") has adopted regulations implementing these statutory carriage requirements. These new rules allow local commercial broadcast television stations either to elect required carriage ("must carry") status or to require a cable system to negotiate for "retransmission consent rights." The deadline for the negotiation of agreements for retransmission consent was October 6, 1993. No broadcast stations carried on Partnership-owned cable television systems that elected retransmission consent have withheld consent to the retransmission of their signals. However, certain of these broadcast stations are being carried pursuant to temporary extensions of retransmission consent authority provided by the stations. Although there is no assurance that the General Partner will be able to conclude retransmission negotiations with all of these stations, the General Partner expects to reach agreements without having to terminate the carriage of any signal. If a broadcast station currently being carried pursuant to a temporary extension is dropped and if a significant number of a system's subscribers were to disconnect their service because of such action, there could be a negative impact on the system. However, because in most cases only one station in any market is being carried pursuant to an extension agreement, termination of one station's carriage would not be expected to have a material adverse effect on any system.

         In most systems, tier services are also offered on an optional basis to subscribers. Those channels generally include most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network
(CNN), Turner Network Television (TNT), Family Channel, Discovery and others. The systems also offer a package that includes the basic service channels and the tier services.

         Cable television systems also offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

         New cable television services have been introduced as the cable television industry has developed and increased its penetration level. One relatively new service currently being marketed by many cable television operators is pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. As of September 1, 1993, as a result of the requirements of the 1992 Cable Act, the Systems' rate structures for cable programming services and equipment were revised. As of December 31, 1993, the Systems' monthly basic service rates ranged from $4.98 to $13.95 and basic and tier ("basic plus") service rates ranged from $14.95 to $27.02 for residential subscribers. Charges for additional outlets were eliminated, and charges for remote controls and converters were "unbundled" from the programming service rates. The Systems' monthly rates for premium services range from $3.00 to $12.00 per premium service. In addition, the Partnerships earn revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $5.00 to $42.45; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1993, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 65% of total revenues, premium service fees accounted for approximately 18% of total revenues, pay-per-view fees were approximately 2% of total revenues, advertising fees were approximately 5% of total revenues and the remaining 10% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnerships are dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

         The Partnerships' business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnerships' business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         The Partnerships do not depend to any material extent on the availability of raw materials; they carry no significant amounts of inventory and they have no material backlog of customer orders. The Partnerships have no employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnerships' funds expended for such research and development has never been material.

         Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnerships.

         FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Systems' franchises require that franchise fees ranging from 2% of basic revenues to 5% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2. for a range of franchise expiration dates of the Systems.)

         The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the Cable Television Consumer Protection and Competition Act of 1992 also makes several procedural changes to the process under which a cable operator seeks to enforce renewal rights. See
Item 1. Regulation and Legislation. Generally, the franchising authority can decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of a Partnership to renew a franchise, or lengthy negotiations or litigation involving the renewal process could have an adverse impact on the business of a Partnership. The inability of a Partnership to transfer a franchise could have an adverse impact on the ability of a Partnership to accomplish its investment objectives.

         COMPETITION. The Systems face competition from a variety of alternative entertainment media, such as: Multichannel Multipoint Distribution Service ("MMDS"), which is often called a "wireless cable service" and is a microwave service authorized to transmit television signals and other communications on a complement of channels, which when combined with instructional fixed television and other channels, is able to provide a complement of television signals potentially competitive with cable television systems; Satellite Master Antenna Television System ("SMATV"), commonly called a "private" cable television system, which is a system wherein one central antenna is used to receive signals and deliver them to, for example, an apartment complex; and Television Receive-Only Earth Stations ("TVRO"), which are satellite receiving antenna dishes that are used by "backyard users" to receive satellite delivered programming directly in their homes. Programming services sell their programming directly to owners of TVROs as well as through third parties. The competition from MMDS and TVRO potentially diminishes the pool of subscribers to the Systems because persons who subscribe to MMDS services or who own backyard satellite dishes are not likely to subscribe to all of the Systems' cable television services.

         In the near future, the Systems will also face competition from direct satellite to home transmission ("DBS"). DBS can provide to individuals on a wide-scale basis premium channel services and specialized programming through the use of high-powered DBS satellites that transmit such programming to a rooftop or side-mounted antenna. There are currently no DBS operators in the areas served by the Systems. DBS systems' ability to compete with the cable television industry will depend on, among other factors, the ability to obtain access to programming and the availability of reception equipment at reasonable prices. The first DBS satellite was recently launched, and it is anticipated that DBS services will become available throughout the United States during 1994.

         The Systems also face competition from video cassette rental outlets and movie theaters in the Systems' service areas. The General Partner believes the preponderance of video cassette recorder ("VCR") ownership in the Systems' service areas may be a positive rather than a negative factor because households that have VCRs are attracted to non-commercial programming delivered by the Systems, such as movies and sporting events on cable television, that they can tape at their convenience.

         Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Systems currently face no direct competition from other cable television operators.

         Although the Partnerships have not yet encountered competition from a telephone company entering into the cable television business, the Partnerships' Systems could potentially face competition from telephone companies doing so. Bell Atlantic, a regional Bell operating company ("RBOC"), has announced its intention, if permitted by the courts, to build a cable television system in Alexandria, Virginia, and has won a lawsuit to obtain such authority. The case is on appeal. The General Partner currently owns and manages the cable television system in Alexandria, Virginia. Another RBOC, Ameritech, has also indicated its intention to build and operate a cable television system in Naperville, Illinois, a location where the General Partner manages a system on behalf of one of its managed limited partnerships. Other RBOCs have indicated their intention to enter the cable television market, and have filed lawsuits similar to the one being pursued by Bell Atlantic and Ameritech. Widespread competition through overbuilds by RBOCs could have a negative impact on companies like the General Partner that are already established cable television system operators.

         COMPETITION FOR SUBSCRIBERS IN THE PARTNERSHIPS' SYSTEMS. Following is a summary of competition from MMDS, SMATV and TVRO operators in the Partnerships' franchise areas:


      Broward County System:                 The Venture currently provides cable television service to approximately 200 subscribers in a previously unincorporated portion of Broward County that has recently been annexed  by the city of Hollywood.  Another cable television operator provides cable television service to Hollywood, and, under its franchise, it may also have the obligation to provide service to residents of the annexed area should it prove to be economically viable.  The General Partner does not believe that the operator will overbuild this portion of the Broward County System in the foreseeable future.  There are two SMATV operators that target large multiple dwelling units in the beach area of
                                             Dade County, and whose impact on the Broward County System is insignificant.

      Buffalo System:                        One MMDS operator and two SMATV operators provide service to a 40-unit trailer park in
                                             Rockford and a 200-unit trailer park in Dayton.  These operators provide minimal competition.

      Calvert County System:                 Three TVRO dealers sell dishes in the Calvert County System area but they do not provide significant competition.

      Central Illinois System:               No SMATV operators or TVRO dealers; 2 MMDS dealers in the service area provide little or no competition.  The Rantoul service area, which is a small portion of the
                                             Central Illinois System, is overbuilt and serviced by a second cable television operator, Douglas Communications.  Fund 14-A serves approximately 1,950 subscribers in the Rantoul service area and has a penetration rate of 32%; there are no subscriber numbers available for the subscribers serviced by Douglas Communications in the Rantoul area.  The subscriber rates are comparable for both companies.

      Little Rock System:                    No MMDS or SMATV operators in the  service area.  There are approximately 200 TVRO dealers in the service area.  Approximately 3% of the homes in the service area have
                                             TVRO systems.

      Naperville System:                     No MMDS operators in the service area.  One TVRO dealer and one SMATV operator serving four apartment complexes with 2,000 units.

                                             A regional Bell operating company, Ameritech, has indicated its intention to build and operate a cable television system in Naperville, Illinois.

      Surfside System:                       There is an overbuilder in the Surfside System whose cable passes approximately 500 homes (there are approximately 30,900 homes passed by the Surfside System) and whose rates are lower than the rates charged by the Surfside System.  The Partnership's penetration rate in the Surfside System is 57%.  There are also two small cable television operators that provide cable television service in the Surfside System's franchise area.  There are SMATV operators and TVRO dealers in the system's service area that provide minimal competition.

         REGULATION AND LEGISLATION. The cable television industry is regulated through a combination of the Federal Communications Commission ("FCC"), some state governments, and most local governments. In addition, the Copyright Act of 1976 imposes copyright liability on all cable television systems. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         Cable Television Consumer Protection and Competition Act of 1992. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation effected significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services and ordered an interim freeze on these rates effective on April 15, 1993. The rate freeze recently was extended by the FCC until the earlier of May 15, 1994, or the date on which a cable system's basic service rate is regulated by a franchising authority. The FCC's rate regulations became effective on September 1, 1993. On February 22, 1994, the FCC announced a revision of its rate regulations which it believes will generally result in a further reduction of rates for basic and non-basic services.

         The 1992 Cable Act encourages competition with existing cable systems by allowing municipalities, which are otherwise legally qualified, to own and operate their own cable systems without having to obtain a franchise; prevents franchising authorities from granting exclusive franchises; or unreasonably refusing to award additional franchises covering an existing cable system's service area. The 1992 Cable Act also makes several procedural changes to the process under which a cable operator seeks to enforce renewal rights which could make it easier in some cases for a franchising authority to deny renewal. The 1992 Cable Act prohibits the common ownership of cable systems and co-located MMDS or SMATV systems, and absent certain exceptions, the sale or transfer of ownership of a cable system within 36 months after its acquisition or initial construction. The 1992 Cable Act also precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programs to other multichannel video distributors. This provision may limit the ability of cable program suppliers to offer exclusive programming arrangements with cable companies and could affect the volume discounts that program suppliers currently offer to the General Partner in its capacity as a multiple system operator. The 1992 Cable Act has eliminated the latitude of operators to set rates for commercially leased access channels and requires that leased access rates be set according to a formula determined by the FCC.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable television system carry its signal, or to require the cable television system to negotiate with the station for "retransmission consent." A cable television system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable television systems. Additionally, cable television systems also are required to obtain retransmission consent from all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations"), commercial radio stations and certain low-power television stations carried by cable television systems. See
Item 1. Cable Television Services.

         There have been several lawsuits filed by cable television operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulation, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutional validity of the mandatory signal carriage requirements of the 1992 Cable Act. That decision has been appealed directly to the United States Supreme Court. Appeals have been filed in the Federal appellate court challenging the validity of the FCC's retransmission consent rules.

         Ownership and Market Structure. The FCC rules and federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnerships nor the General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

         The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and FCC regulations generally prohibit the common operation of a cable television system and a telephone company within the same service area. Until recently, a provision of a Federal court antitrust consent decree also prohibited the regional Bell operating companies ("RBOCs") from engaging in cable television operations. This prohibition was recently removed when the court retaining jurisdiction over the consent decree ruled that the RBOCs could provide information services over their facilities. This decision permits the RBOCs to acquire or construct cable television systems outside of their own service areas.

         The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. This statutory provision has recently been challenged on
constitutional grounds by Bell Atlantic, one of the RBOCs.   The court held
that the 1984 Cable Act cross-ownership provision is unconstitutional, and it issued an order enjoining the United States Justice Department from enforcing the cross-ownership ban. The National Cable Television Association, an industry group of which the General Partner is a member, has appealed this landmark decision, and the case could ultimately be reviewed by the United States Supreme Court. This federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

         The FCC has conducted a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming, to their customers. The FCC has concluded that under the 1984 Cable Act interexchange carriers (such as AT&T, which provide long distance services) are not subject to the restrictions which bar the provision of cable television service by local exchange carriers. In addition, the FCC concluded that neither a local exchange carrier providing a video dialtone service nor its programming suppliers leasing the dialtone service are required to obtain a cable television franchise. This determination has been appealed. If video dialtone services become widespread in the future, cable television systems could be placed at a competitive disadvantage because cable television systems are required to obtain local franchises to provide cable television service and must comply with a variety of obligations under such franchises.

         The FCC has tentatively concluded that construction and operation of technologically advanced, integrated broadband networks by carriers for the purpose of providing video programming and other services would constitute good cause for waiver of the cable/telephone cross-ownership prohibitions. In July 1989, the FCC granted a California telephone company a waiver of the cross-ownership restrictions based on a showing of "good cause," but the FCC's decision was reversed on appeal, and as a result of this decision, the FCC may be required to follow a stricter policy in granting such waivers in the future.

         As part of the same proceeding, the FCC recommended that Congress amend the 1984 Cable Act to allow Local Exchange Carriers ("LECs") to provide their own video programming services over their facilities. The FCC recently decided to loosen ownership and affiliation restrictions currently applicable to telephone companies, and has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

         Legislation is pending in Congress which would permit the LECs to provide cable television service within their own operating areas conditioned on establishing separate video programming affiliates. The legislation would generally prohibit, however, telephone companies from acquiring cable systems within their own operating areas. The legislation would also enable cable television companies and others, subject to regulatory safeguards, to offer telephone services by eliminating state and local barriers to entry.


                               ITEM 2. PROPERTIES

         The cable television systems owned at December 31, 1993 by the Partnerships are described below.

                   FUND                                   SYSTEM                          ACQUISITION DATE
                   ----                                   ------                          ----------------
 CABLE TV FUND 14-A, LTD.                   Turnersville System                          May 1987
                                            Buffalo System                               September 1987
                                            Naperville System                            September 1987
                                            Calvert County                               September 1987
                                            Central Illinois                             May 1991


 CABLE TV FUND 14-B, LTD.                   Surfside System                              September 1988
                                            Little Rock System                           November 1989


 CABLE TV FUND 14-A/B VENTURE               Broward County System                        March 1988


         The following tables set forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units, (iii) the number of homes passed by cable plant, (iv) the miles of cable plant and (v) the range of franchise expiration dates for the cable television systems owned and operated by the Partnerships. The monthly basic plus service rates set forth herein represent, with respect to systems with multiple headends, the basic plus service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in some cases as a result of the FCC's rate regulations, overall revenues to the Partnerships may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service.
Thus, the total number of pay services subscribed to by basic subscribers are called pay units. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

CABLE TV FUND 14-A, LTD.


                                                                     At December 31,
                                                                     ---------------

 TURNERSVILLE, NEW JERSEY                                   1993          1992           1991
                                                            ----          ----           ----
 Monthly basic plus service rate                            $21.07        $19.50         $18.50
 Basic subscribers                                          32,426        31,054         29,691
 Pay units                                                  35,035        40,698         31,475

As of December 31, 1993, the number of homes passed and the miles of cable plant were 43,400 and 726, respectively. Franchise expiration dates range from July 1995 to January 2003.

                                               At December 31,
                                               ---------------
 BUFFALO, MINNESOTA                    1993         1992       1991
                                       ----         ----       ----
 Monthly basic plus service rate      $20.00       $19.45     $16.95
 Basic subscribers                     7,929        7,397      6,697
 Pay units                             6,657        5,855      4,306


As of December 31, 1993, the number of homes passed and the miles of cable plant were 19,266 and 409, respectively. Franchise expiration date for all franchises is September 1999.

                                               At December 31,
                                               ---------------
 NAPERVILLE, ILLINOIS                   1993        1992       1991
                                        ----        ----       ----
 Monthly basic plus service rate       $23.87      $21.45     $19.95
 Basic subscribers                     22,925      21,157     19,967
 Pay units                             17,430      16,380     17,160


As of December 31, 1993, the number of homes passed and the miles of cable plant were 34,921 and 452, respectively. Franchise expiration dates range from December 1999 to April 2001.

                                               At December 31,
                                               ---------------
 CALVERT COUNTY, MARYLAND               1993        1992       1991
                                        ----        ----       ----
 Monthly basic plus service rate       $23.75      $22.50     $21.00
 Basic subscribers                     14,391      13,137     11,878
 Pay units                             15,935      15,243     15,037


As of December 31, 1993, the number of homes passed and the miles of cable plant were 22,400 and 679, respectively. Franchise expiration dates range from July 1999 to January 2001.

                                               At December 31,
                                               ---------------
 CENTRAL ILLINOIS                       1993        1992       1991
                                        ----        ----       ----
 Monthly basic plus service rate       $20.25      $19.25     $17.95
 Basic subscribers                     13,830      14,690     14,449
 Pay units                              9,878        9,231    10,133

As of December 31, 1993, the number of homes passed and the miles of cable plant were 24,570 and 314, respectively. Franchise expiration dates range from April 1994 to September 2004. Any franchise that expires in 1994 is in the process of franchise renewal negotiations.

CABLE TV FUND 14-B, LTD.

                                                 At December 31,
                                                 ---------------
Surfside, South Carolina                  1993        1992         1991
- ------------------------                  ----        ----         ----
Monthly rate basic plus service         $ 23.25      $ 20.60      $ 18.95
Basic subscribers                        17,770       17,275       17,665
Pay units                                10,168       10,422       11,748

As of December 31, 1993, the number of homes passed and the miles of cable plant were 32,100 and 489, respectively. Franchise expiration dates range from June 2006 to December 2013.


                                                  At December 31,
                                                  ---------------
Little Rock, California                   1993         1992         1991
- -----------------------                   ----         ----         ----
Monthly rate basic plus service         $ 21.77      $ 20.00      $ 17.95
Basic subscribers                         4,875        4,859        4,338
Pay units                                 4,171        3,717        3,553

As of December 31, 1993, the number of homes passed and the miles of cable plant were 6,910 and 192, respectively. Franchise expiration date is October 2000.

CABLE TV FUND 14-A/B VENTURE

                                           At December 31,
                                           ---------------
BROWARD COUNTY, FLORIDA                  1993         1992         1991
- -----------------------                  ----         ----         ----
Monthly basic plus service rate        $ 24.00      $ 23.95      $ 19.50
Basic subscribers                       45,515       42,945       41,153
Pay units                               37,684       33,735       33,950

As of December 31, 1993, the number of homes passed and the miles of cable plant were 89,000 and 938, respectively. Franchise expiration dates range from July 1994 to December 2024. Any franchise that expires in 1994 is in the process of franchise renewal negotiations.

PROGRAMMING SERVICES

     Programming services provided by the Systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics (AMC), Arts & Entertainment (ARTS), Black Entertainment Network (BET), C-SPAN, The Discovery Channel (DISC), Lifetime (LIFE), Entertainment Sports Network (ESPN), Home Shopping Network (HSN), Mind Extension University (MEU), Music Television
(MTV), Nickelodeon (NICK), Turner Network Television (TNT), The Nashville Network (TNN), Video Hits One (VH-1), and superstations WOR, WGN and TBS. The Partnerships' Systems also provide a selection, which varies by system, of premium channel programming (e.g., Bravo (BRVO), Cinemax (CMAX), The Disney Channel (DISN),

Encore (ENC), Home Box Office (HBO), Showtime (SHOW) and The Movie Channel
(TMC)).

                           ITEM 3. LEGAL PROCEEDINGS

     In April 1989, a few months after it had acquired the Surfside System, Fund 14-B acquired a small cable television system in the Surfside Beach area from Tritek/Southern Communications, Ltd. At the time of the acquisition, this system served approximately 1,450 subscribers in the same area as the Surfside System. In May 1990, the Federal Trade Commission ("FTC") commenced an investigation into the effect of this acquisition on competition in the Surfside Beach area. Fund 14-B submitted its response to the FTC's request for information concerning the acquisition in July 1990. The FTC conducted recorded interviews with certain employees of the General Partner in September 1991. No further action has been taken by the FTC, although to the best of the General Partner's knowledge the investigation is still pending.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II.

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS

     While the Partnerships are publicly held, there is no public market for the limited partnership interests and it is not expected that a market will develop in the future. As of March 1, 1994, the approximate number of equity security holders was:

          FUND               NUMBER OF RECORD HOLDERS
          ----               ------------------------
          Fund 14-A                  12,372
          Fund 14-B                  16,910

Item 6. Selected Financial Data

                                                             For the Year Ended December 31,
                                                             -------------------------------
Cable TV Fund 14-A                           1993           1992          1991          1990          1989
- ------------------                           ----           ----          ----          ----          ----
Revenues                                $ 38,916,469  $ 36,315,757  $ 31,250,151  $  25,284,771  $ 21,643,891
Depreciation and Amortization             15,197,677    15,464,984    14,187,245      9,687,471     9,146,476
Operating Loss                            (3,562,804)   (4,065,858)   (4,515,550)      (417,505)   (1,831,304)
Equity in Net Loss of
  Cable Television Joint Venture          (1,277,358)   (1,676,435)   (2,178,493)    (2,224,512)   (2,405,598)
Net Loss                                  (8,608,115)  (10,382,060)  (11,647,299)    (6,690,970)   (7,793,906)
Net Loss per Limited Partnership Unit         (53.26)       (64.24)       (72.07)        (41.40)       (48.22)
Weighted average number of
  Limited Partnership Units outstanding      160,000       160,000       160,000        160,000       160,000
General Partner's
  Deficit                                   (522,349)     (436,268)     (332,447)      (215,974)     (149,064)
Limited Partners' Capital                 16,910,583    25,432,617    35,710,856     47,241,682    53,865,742
Total Assets                              94,106,926   106,808,479   114,829,803     92,837,214    93,120,361
Debt                                      75,601,829    79,386,274    77,970,342     43,579,538    35,310,733
General Partner Advances                      58,974       457,354             -        324,703     1,639,294

                                                             For the Year Ended December 31,
                                                             -------------------------------
Cable TV Fund 14-A/B                         1993            1992         1991          1990           1989
- --------------------                         ----            ----         ----          ----           ----
Revenues                                 $ 22,068,952  $ 20,212,867  $ 18,366,881  $  16,681,752  $ 14,125,894
Depreciation and Amortization               9,352,808     9,971,915    10,472,621      9,562,081     9,111,567
Operating Loss                             (2,324,939)   (3,293,133)   (4,361,200)    (3,939,561)   (5,044,891)
Net Loss                                   (4,713,500)   (6,186,107)   (8,038,720)    (8,208,530)   (8,876,747)
Partners' Capital                          27,481,742    32,195,242    38,381,349     46,420,069    54,628,599
Total Assets                               72,315,816    80,404,133    85,533,244     92,742,834    93,735,469
Debt                                       43,461,730    46,908,409    46,037,691     43,533,847    36,771,693
Jones Intercable, Inc. Advances                57,920       125,873        16,705         74,393       176,090

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               CABLE TV FUND 14-A

Results of Operations

1993 Compared to 1992-

         Revenues of Cable TV Fund 14-A ("Fund 14-A") increased $2,600,712, or approximately 7 percent, from $36,315,757 in 1992 to $38,916,469 in 1993. An increase in the subscriber base accounted for approximately 44 percent of the increase in revenues. Basic subscribers increased 4,066, or approximately 5 percent, from 87,435 at December 31, 1992 to 91,501 at December 31, 1993.
Basic service rate adjustments in the Partnership's systems accounted for approximately 22 percent of the increase in revenues. An increase in advertising sales revenues accounted for approximately 16 percent of the increase in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993 with which Fund 14-A complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further. No other individual factor was significant to the increases in revenues.

         Operating, general and administrative expenses increased $2,000,422, or approximately 10 percent, from $20,597,819 in 1992 to $22,598,241 in 1993.
Operating, general and administrative expense represented 58 percent of revenue in 1993 compared to 57 percent in 1992. Increases in programming fees accounted for approximately 40 percent of the increase in expenses. Increases in personnel costs accounted for approximately 20 percent of the increase in expenses. Increases in advertising sales costs accounted for approximately 14 percent of the increase in expenses. No other factor was significant to the increase in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $364,543, or approximately 8 percent, from $4,318,812 in 1992 to $4,683,355 in 1993. This increase was due to the increases in revenues, upon which such fees and allocations are based, and an increase in allocated expense from the General Partner.

         Depreciation and amortization expense decreased $267,307, or approximately 2 percent, from $15,464,984 in 1992 to $15,197,677 in 1993 primarily due to the maturation of a portion of the intangible asset base.

         Operating loss decreased $503,054, or approximately 12 percent, from $4,065,858 in 1992 to $3,562,804 in 1993 due to the increase in revenues exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner as well as the decrease in depreciation and amortization expense. Operating income before depreciation and amortization increased $235,747, or approximately 2 percent, from $11,399,126 in 1992 to $11,634,873 in 1993 due to the increase in revenues exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner.

         Interest expense decreased $836,116, or approximately 18 percent, from $4,562,353 in 1992 to $3,726,237 in 1993. This decrease was due primarily to lower effective interest rates and lower outstanding balances on interest bearing obligations. Loss before equity in net loss of cable television joint venture decreased $1,374,868, or approximately 16 percent, from $8,705,625 in 1992 to $7,330,757 in 1993 due primarily to the decrease in operating loss and the decrease in interest expense. Such losses are expected to continue.

1992 Compared to 1991-

         Revenues of Fund 14-A increased $5,065,606, or approximately 16 percent, from $31,250,151 in 1991 to $36,315,757 in 1992. Approximately 41
percent of the increase in revenues is due to the acquisition of the Central Illinois System on May 30, 1991. Basic service rate adjustments in the first and second quarter of 1992 accounted for approximately 30 percent of the increase in revenues. Increases in the basic subscriber base primarily accounted for the remainder of the increase in revenues.

         Operating, general and administrative expenses increased $2,502,733, or approximately 14 percent, from $18,095,086 in 1991 to $20,597,819 in 1992.
Operating, general and administrative expense represented 57 percent of revenue in 1992 compared to 58 percent in 1991. Approximately 45 percent of the increase in expenses is due to the acquisition of the Central Illinois System on May 30, 1991. Increases in programming fees in the remaining systems accounted for approximately 28 percent of the increase in expenses. The increase in programming fees was due in part to the increase in the subscriber base. No other factor was significant to the increase in operating, general and administrative expenses. Management fees and allocated overhead from the

General Partner increased $835,442, or approximately 24 percent, from $3,483,370 in 1991 to $4,318,812 in 1992. Approximately 36 percent of the increase is attributable to the acquisition of the Central Illinois System. The remainder of the increase is due to the increases in revenues, upon which management fees and allocated overhead are based, and an increase in allocated expense from the General Partner.

         Depreciation and amortization expense increased $1,277,739, or approximately 9 percent, from $14,187,245 in 1991 to $15,464,984 in 1992.
Approximately 78 percent of the increase in expense was due to the acquisition of the Central Illinois System on May 30, 1991. The remainder of the increase was due to capital additions during 1991.

         Operating loss decreased $449,692, or approximately 10 percent, from $4,515,550 in 1991 to $4,065,858 in 1992 due to the increase in revenues exceeding the increases in operating, general and administrative expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense. Operating income before depreciation and amortization increased $1,727,431, or approximately 18 percent, from $9,671,695 in 1991 to $11,399,126 in 1992. Approximately 38 percent of the increase was due to the acquisition of the Central Illinois System on May 30, 1991. The remainder of the increase was due to the increase in revenues exceeding the increase in operating, general and administrative expenses and management fees and allocated overhead from the General Partner.

         Interest expense decreased $410,317, or approximately 8 percent, from $4,972,670 in 1991 to $4,562,353 in 1992. This decrease was due primarily to lower effective interest rates on interest bearing obligations and was offset, in part, by higher outstanding balances on interest bearing obligations due to the purchase of the Central Illinois System. Other expense increased $96,828 due to depreciation allocated from related entities that provide advertising sales, warehouse and converter repair services to Fund 14-A. Loss before equity in net loss of cable television joint venture decreased $763,181, or approximately 8 percent, from $9,468,806 in 1991 to $8,705,625 in 1992 due primarily to the decrease in operating loss and the decrease in interest expense.

         In addition to the systems owned exclusively, Fund 14-A owns an approximate 27 percent interest in Cable TV Fund 14-A/B Venture (the "Venture"). See Management's Discussion and Analysis of the Venture for details pertaining to the Venture's operations.

Financial Condition

         Capital expenditures totalled approximately $7,007,000 during 1993. Approximately 26 percent of these expenditures was attributable to service drops to homes, approximately 24 percent related to converter replacements, approximately 18 percent was for new plant construction and approximately 17 percent of these expenditures was for system upgrades and rebuilds in four of Fund 14- A's operating systems. The remainder of the expenditures related to various system and plant enhancements throughout Fund 14-A's operating systems. These expenditures were funded from cash on hand and cash generated from operations.

         Budgeted capital expenditures for 1994 are approximately $9,016,000. Approximately 34 percent of the total capital expenditures will be used for new plant construction in all of Fund 14-A's systems. Approximately 24 percent will relate to service drops to homes. Approximately 18 percent will be used for system upgrades and rebuilds in all of Fund 14-A's systems. The remainder of the anticipated expenditures are for various enhancements in all of Fund 14-A's systems. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the FCC's announcement of a further rulemaking regarding the 1992 Cable Act on February 22, 1994 and Fund 14-A's liquidity position. Funding for the improvements is expected to come from cash on hand, cash generated from operations, and, if available, borrowings under a renegotiated credit facility.

         At December 31, 1992, the then-outstanding balance of $79,000,000 on the Partnership's revolving credit facility converted to a term loan. The term loan is payable in 26 consecutive quarterly installments which began March 31, 1993. The Partnership repaid $3,665,600 during 1993. Interest on the outstanding principal balance is at the Partnership's option of prime plus 1/4 percent or a fixed rate defined as the CD rate plus 1-3/8 percent or the London Interbank Offered Rate plus 1-1/4 percent. Repayments under this term loan total $5,245,600 for 1994. The General Partner is currently negotiating to reduce or stop the principal amortization payments, establish a revolving credit period, and increase the maximum amount available under this credit facility. If the General Partner is unsuccessful in renegotiating the credit facility, Fund 14-A may have to reduce anticipated capital expenditures to fund required principal repayments. Until the credit facility is successfully renegotiated, Fund 14-A will need to rely on cash on hand, cash generated from operations and advances from the General Partner to fund principal repayments and capital expenditures. Advances from the General Partner will be made in the General Partner's discretion and the General Partner has no obligation to make advances to Fund 14-A.

         During 1988, Fund 14-A entered into an interest rate cap agreement covering outstanding debt obligations of $10,000,000. Fund 14-A paid a fee of $383,000. The agreement protects Fund 14-A from interest rates that exceed 10 percent for five years from the date of the agreement and expired in January, 1993. The fee was charged to interest expense over the life of the agreement using the straight-line method. On June 17, 1991, Fund 14-A entered into an interest rate cap agreement covering outstanding debt obligations of $35,000,000. Fund 14-A paid a fee of $157,500. The agreement protects Fund 14-A from LIBOR interest rates that exceed 8.5 percent for two years from the date of the agreement and expired in May, 1993. The fee was charged to interest expense over the life of the agreement using the straight-line method. On January 12, 1993, Fund 14-A entered into an interest rate cap agreement covering outstanding debt obligations of $5,000,000. Fund 14-A paid a fee of $50,000. The agreement protects Fund 14-A from interest rates that exceed 7 percent for three years from the date of the agreement. The fee is being charged to interest expense over the life of the agreement using the straight-line method.

         Subject to the regulatory matters discussed below and assuming successful renegotiation of Fund 14-A's credit facility, of which there can be no assurance, the General Partner believes Fund 14-A has sufficient sources of capital to meet its presently anticipated needs.

         In addition to those systems owned exclusively by it, Fund 14-A owns an approximate 27 percent interest in the Venture. Fund 14-A's investment in this cable television joint venture, accounted for under the equity method, decreased by $1,277,358 compared to the December 31, 1992 balance. This decrease represents Fund 14-A's proportionate share of losses generated by the Venture during 1993. These losses are anticipated to continue.

Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which became effective on December 4, 1992. This legislation has effected significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations, with which Fund 14-A complied, became effective on September 1, 1993. See Item 1 for further discussion of the provisions of the 1992 Cable Act.

         Based on the General Partner's assessment of the FCC's rulemakings concerning rate regulation under the 1992 Cable Act, Fund 14-A reduced the rates it charged for certain regulated services. On an annualized basis, such rate reductions will result in an estimated reduction in Fund 14-A's revenue of approximately $2,250,000, or approximately 5 percent, and a decrease in operating income before depreciation and amortization of approximately $2,100,000, or approximately 11 percent. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further. Based on the foregoing, the General Partner believes that the new rate regulations will have negative effect on Fund 14-A's revenues and operating income before depreciation and amortization. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through
(a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers. To the extent such reductions are not mitigated, the values of Fund 14-A's cable television systems, which are calculated based on cash flow, could be adversely impacted. The FCC's rulemakings may have a material adverse effect on Fund 14-A's ability to renegotiate its credit facility.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." Additionally, cable systems also are required to obtain retransmission consent from all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations"), commercial radio stations and certain low-power television stations carried by the cable systems. The retransmission consent rules went into effect October 6, 1993. In the cable television systems owned by Fund 14-A, no broadcast stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions offered to the General Partner by broadcasters, including a one-year extension for carriage of the CBS station owned and operated by the CBS network in Chicago. The General Partner expects to conclude retransmission consent negotiations with those stations whose signals are being carried pursuant to extensions without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur . If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system if a significant number of subscribers were to disconnect their service.

                          CABLE TV FUND 14-A/B VENTURE

Results of Operations

1993 Compared to 1992-

         Revenues of the Venture's Broward County System increased $1,856,065, or approximately 9 percent, from $20,212,867 in 1992 to $22,068,952 in 1993.
Increases in basic and premium subscribers accounted for approximately 48 percent of the increase in revenue. Basic and premium subscribers increased 6 percent and 14 percent, respectively, during 1993. Advertising sales accounted for approximately 19 percent of the increase in revenues. Basic service rate adjustments accounted for approximately 15 percent of the increase in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to the new basic rate regulations issued by the FCC in May 1993 with which the Venture complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further. No other individual factor significantly affected the increase in revenues.

         Operating, general and administrative expense increased $1,287,088, or approximately 12 percent, from $11,052,427 in 1992 to $12,339,515 in 1993.
Operating, general and administrative expenses represented 56 percent of revenue in 1993, compared to 55 percent in 1992. The increase in operating, general and administrative expenses was due primarily to increases in programming fees and marketing expenses. No other individual factor significantly affected the increase in operating, general and administrative expense. Management fees and allocated overhead from Jones Intercable, Inc. increased $219,910, or approximately 9 percent, from $2,481,658 in 1992 to $2,701,568 in 1993 due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from Jones Intercable, Inc. Depreciation and amortization expense decreased $619,107, or approximately 6 percent, from $9,971,915 in 1992 to $9,352,808 in 1993. The decrease in depreciation and amortization expense is attributable to the maturation of the Venture's tangible asset base.

         Operating loss decreased $968,164, or approximately 29 percent, from $3,293,133 in 1992 to $2,324,939 in 1993. This decrease is due to the increase in revenues exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc. as well as the decrease in depreciation and amortization expense. Operating income before depreciation and amortization expense increased $349,087, or approximately 5 percent, from $6,678,782 in 1992 to $7,027,869 in 1993 due to the increase in revenues exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc.

         Interest expense decreased $114,318, or approximately 4 percent, from $2,564,990 in 1992 to $2,450, 672 in 1993 due to lower effective interest rates and lower outstanding balances on interest bearing obligations. Net loss decreased $1,472,607, or approximately 24 percent, from $6,186,107 in 1992 to $4,713,500 in 1993. The decrease was primarily attributable to the decrease in operating loss and the decrease in interest expense. These losses were primarily the result of the factors discussed above and are expected to continue in the future.

1992 Compared to 1991-

         Revenues of the Venture's Broward County System increased $1,845,986, or approximately 10 percent, from $18,366,881 in 1991 to $20,212,867 in 1992.
Basic service rate adjustments accounted for approximately 51 percent of the increase in revenues. Increases in basic commercial customers and customer late fees accounted for approximately 22 percent and 7 percent, respectively, of the increase in revenues. No other individual factor significantly affected the increase in revenues.

         Operating, general and administrative expense increased $987,683, or approximately 10 percent, from $10,064,744 in 1991 to $11,052,427 in 1992.
Operating, general and administrative expenses represented 55 percent of revenue in 1992 and 1991. The increase in operating, general and administrative expense was due primarily to increases in personnel related costs and programming fees, which were partially offset by decreases in marketing expenses. No other individual factor significantly affected the increase in operating, general and administrative expense. Management fees and allocated overhead from Jones Intercable, Inc. increased $290,942, or approximately 13 percent, from $2,190,716 in 1991 to $2,481,658 in 1992 due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from Jones Intercable, Inc. Depreciation and amortization expense decreased $500,706, or approximately 5 percent, from $10,472,621 in 1991 to $9,971,915 in 1992. The decrease in depreciation and amortization expense was attributable to the maturation of the Venture's intangible asset base.

         Operating loss decreased $1,068,067, or approximately 24 percent, from $4,361,200 in 1991 to $3,293,133 in 1992. This decrease was due to the increase in revenues exceeding the increase in operating, general and administrative expenses, management fees and allocated overhead from Jones Intercable, Inc. as well as the decrease in depreciation and amortization expense. Operating income before depreciation and amortization expense increased $567,361, or approximately 9 percent, from $6,111,421 in 1991 to $6,678,782 in 1992 due to the increase in revenues exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc.

         Interest expense decreased $1,078,926, or approximately 30 percent, from $3,643,916 in 1991 to $2,564,990 in 1992 due to lower effective interest rates on interest bearing obligations. Net loss decreased $1,852,613, or approximately 23 percent, from $8,038,720 in 1991 to $6,186,107 in 1992. The decrease was primarily attributable to the decrease in operating loss and the decrease in interest expense. These losses were primarily the result of the factors discussed above.

Financial Condition

         The Venture expended approximately $3,040,000 on capital additions during 1993. Cable television plant extensions accounted for approximately 27 percent of these expenditures. The construction of service drops to homes and the purchase of converters accounted for approximately 25 percent and 12 percent, respectively, of the expenditures. The remainder of these expenditures related to various enhancements in the Broward County System. These capital expenditures were funded from cash on hand and cash generated from operations. The Venture plans to expend approximately $3,125,000 for capital additions in 1994. Of this total, approximately 24 percent is for cable television plant extensions. Approximately 26 percent will relate to the construction of service drops to homes. Approximately 14 percent will relate to upgrades and rebuild of the Broward County System. The remainder of the anticipated expenditures are for various enhancements in the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations and, if necessary, borrowings under a renegotiated credit facility, as discussed below.

         On December 31, 1992, the then outstanding balance of $46,800,000 on the Venture's revolving credit facility converted to a term loan. The balance outstanding on the term loan at December 31, 1993 was $43,290,000. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. Installments paid during 1993 totalled $3,510,000. Installments due during 1994 total $3,510,000. Funding for these installments is expected to come from cash on hand and cash generated from operations. The General Partner is currently negotiating to reduce principal payments (to provide liquidity for capital expenditures) and to adjust certain leverage covenants. Interest is at the Venture's option of prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of December 31, 1993 and 1992 were 5.0 percent and 5.48 percent, respectively. In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from interest rates that exceeded 7 percent for three years from the date of the agreement.

         Subject to regulatory matters discussed below and the General Partner's ability to successfully renegotiate the Venture's credit facility, the General Partner believes that the Venture has sufficient sources of capital to service its presently anticipated needs.

Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which became effective on December 4, 1992. This legislation has effected significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations, with which the Venture complied, became effective on September 1, 1993. See Item 1 for further discussion of the provisions of the 1992 Cable Act.

         Based on the General Partner's assessment of the FCC's rulemakings concerning rate regulation under the 1992 Cable Act, the Venture reduced the rates it charged for certain regulated services. On an annualized basis, such rate reductions will result in an estimated reduction in the Venture's revenue of approximately $1,800,000, or approximately 8 percent, and a decrease in operating income before depreciation and amortization of approximately $1,100,000, or approximately 10 percent. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further. Based on the foregoing, the General Partner believes that the new rate regulations will have a negative effect on the Venture's revenues and operating income before depreciation and amortization. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers. To the extent such reductions are not mitigated, the values of the Venture's cable television systems, which are calculated based on cash flow, could be adversely impacted. In addition, the FCC's rulemakings may have an adverse effect on the Venture's ability to renegotiate its credit facility.

Item 8.  Financial Statements

                                CABLE TV FUND 14

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1993 and 1992


                                     INDEX


                                                                                         Page
                                                                                         ----
                                                                                14-A              14-A/B
                                                                                ----               ------
Report of Independent Public Accountants                                         25                  38

Balance Sheets                                                                   26                  39

Statements of Operations                                                         28                  41

Statements of Partners' Capital (Deficit)                                        29                  42

Statements of Cash Flows                                                         30                  43

Notes to Financial Statements                                                    31                  44

Schedule V                                                                       36                  48

Schedule VI                                                                      37                  49

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 14-A:

         We have audited the accompanying balance sheets of CABLE TV FUND 14-A (a Colorado limited partnership) as of December 31, 1993 and 1992, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                       /s/ ARTHUR ANDERSEN & CO.
                                                           ARTHUR ANDERSEN & CO.


Denver, Colorado,
  March 11, 1994.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                           December 31,
                                                                                           ------------
                          ASSETS                                                        1993           1992
                          ------                                                        ----           ----
CASH                                                                              $     476,782  $    3,833,407

TRADE RECEIVABLES, less allowance for doubtful receivables of
  $72,862 and $108,464 at December 31, 1993 and 1992, respectively                      938,470         823,304

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                            108,455,632     101,448,424
  Less- accumulated depreciation                                                    (47,132,923)    (37,002,820)
                                                                                  -------------  --------------

                                                                                     61,322,709      64,445,604
  Franchise costs, net of accumulated amortization of $18,607,312 and
    $14,598,502 at December 31, 1993 and 1992, respectively                          15,531,350      19,540,160
  Subscriber lists, net of accumulated amortization of $7,510,999 and
    $6,570,419 at December 31, 1993 and 1992, respectively                            2,145,351       3,085,931
  Costs in excess of interests in net assets purchased, net of accumulated amortization of  $660,057 and $543,693 at December 31, 1993 and
    1992, respectively                                                                6,133,201       6,249,565
  Investment in cable television joint venture                                        7,351,293       8,628,651
                                                                                  -------------  --------------

        Total investment in cable television properties                              92,483,904     101,949,911

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                         207,770         201,857
                                                                                  -------------  --------------

        Total assets                                                              $  94,106,926  $  106,808,479
                                                                                  =============  ==============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                           December 31,
                                                                                           ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                             1993           1992
- -------------------------------------------                                             ----           ----
LIABILITIES:
  Debt                                                                            $  75,601,829  $   79,386,274
  Accounts payable-
    Trade                                                                               106,674          20,942
    General Partner                                                                      58,974         457,354
  Accrued liabilities                                                                 1,849,282       1,694,537
  Subscriber prepayments                                                                101,933         253,023
                                                                                  -------------  --------------

        Total liabilities                                                            77,718,692      81,812,130
                                                                                  -------------  --------------

COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                   1,000           1,000
    Accumulated deficit                                                                (523,349)       (437,268)
                                                                                  -------------  --------------

                                                                                       (522,349)       (436,268)
                                                                                  -------------  --------------

  Limited Partners-
    Net contributed capital (160,000 units outstanding at
        December 31, 1993 and 1992)                                                  68,722,000      68,722,000
    Accumulated deficit                                                             (51,811,417)    (43,289,383)
                                                                                  -------------  --------------

                                                                                     16,910,583      25,432,617
                                                                                  -------------  --------------

        Total liabilities and partners' capital (deficit)                         $  94,106,926  $  106,808,479
                                                                                  =============  ==============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                            1993            1992          1991
                                                                            ----            ----          ----
REVENUES                                                                $ 38,916,469   $ 36,315,757  $ 31,250,151

COSTS AND EXPENSES:
  Operating, general and administrative                                   22,598,241     20,597,819    18,095,086
  Management fees and allocated overhead from
    General Partner                                                        4,683,355      4,318,812     3,483,370
  Depreciation and amortization                                           15,197,677     15,464,984    14,187,245
                                                                        ------------   ------------  ------------

OPERATING LOSS                                                            (3,562,804)    (4,065,858)   (4,515,550)
                                                                        ------------   ------------  ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                        (3,726,237)    (4,562,353)   (4,972,670)
  Other, net                                                                 (41,716)       (77,414)       19,414
                                                                        ------------   ------------  ------------

        Total other income (expense), net                                 (3,767,953)    (4,639,767)   (4,953,256)
                                                                        ------------   ------------  ------------

LOSS BEFORE EQUITY IN NET LOSS OF
  CABLE TELEVISION JOINT VENTURE                                          (7,330,757)    (8,705,625)   (9,468,806)

EQUITY IN NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                                                           (1,277,358)    (1,676,435)   (2,178,493)
                                                                        ------------   ------------  ------------

NET LOSS                                                                $ (8,608,115)  $(10,382,060) $(11,647,299)
                                                                        ============   ============  ============

ALLOCATION OF NET LOSS:
  General Partner                                                       $    (86,081)  $   (103,821) $   (116,473)
                                                                        ============   ============  ============

  Limited Partners                                                      $ (8,522,034)  $(10,278,239) $(11,530,826)
                                                                        ============   ============  ============

NET LOSS PER LIMITED PARTNERSHIP UNIT                                   $     (53.26)  $     (64.24) $     (72.07)
                                                                        ============   ============  ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                              160,000        160,000       160,000
                                                                        ============   ============  ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                             1993           1992          1991
                                                                             ----           ----          ----
GENERAL PARTNER:
  Balance, beginning of period                                           $  (436,268)  $   (332,447) $   (215,974)
  Net loss for period                                                        (86,081)      (103,821)     (116,473)
                                                                         -----------   ------------  ------------

  Balance, end of period                                                 $  (522,349)  $   (436,268) $   (332,447)
                                                                         ===========   ============  ============

LIMITED PARTNERS:
  Balance, beginning of period                                           $25,432,617   $ 35,710,856  $ 47,241,682
  Net loss for period                                                     (8,522,034)   (10,278,239)  (11,530,826)
                                                                         -----------   ------------  ------------

  Balance, end of period                                                 $16,910,583   $ 25,432,617  $ 35,710,856
                                                                         ===========   ============  ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                            1993            1992          1991
                                                                            ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (8,608,115)  $(10,382,060) $(11,647,299)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
        Depreciation and amortization                                     15,197,677     15,464,984    14,187,245
        Equity in net loss of cable television joint venture               1,277,358      1,676,435     2,178,493
        Amortization of interest rate protection contract                     60,031        165,348        89,424
        Increase (decrease) in advances from General Partner                (398,380)       457,354      (324,703)
        Decrease (increase) in trade receivables                            (115,166)      (468,179)      378,859
        Decrease (increase) in deposits, prepaid expenses
          and deferred charges                                               (17,764)         3,040      (147,790)
        Increase (decrease) in trade accounts payable, accrued
          liabilities and subscriber prepayments                              89,387        487,450      (426,213)
                                                                        ------------   ------------  ------------

              Net cash provided by operating activities                    7,485,028      7,404,372     4,288,016
                                                                        ------------   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of cable television system                                              -              -   (30,218,057)
  Purchase of property and equipment                                      (7,007,208)    (5,214,466)   (8,240,861)
                                                                        ------------   ------------  ------------

              Net cash used in investing activities                       (7,007,208)    (5,214,466)  (38,458,918)
                                                                        ------------   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                   116,518      2,263,542    34,740,708
  Repayment of debt                                                       (3,900,963)      (847,610)     (349,904)
  Purchase of interest rate protection contract                              (50,000)             -      (157,500)
                                                                        ------------   ------------  ------------

              Net cash provided by (used in)
                financing activities                                      (3,834,445)     1,415,932    34,233,304
                                                                          ----------   ------------  ------------

Increase (decrease) in cash                                               (3,356,625)     3,605,838        62,402

Cash, beginning of period                                                  3,833,407        227,569       165,167
                                                                        ------------   ------------  ------------

Cash, end of period                                                     $    476,782   $  3,833,407  $    227,569
                                                                        ============   ============  ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $  3,900,545   $  4,199,841  $  5,434,524
                                                                        ============   ============  ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

                 Cable TV Fund 14-A ("Fund 14-A"), a Colorado limited partnership, was formed on February 6, l987, under a public program sponsored by Jones Intercable, Inc. Fund 14-A was formed to acquire, construct, develop and operate cable television systems. Jones Intercable, Inc. is the "General Partner" and manager of Fund 14-A. The General Partner and its subsidiaries also own and operate cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is general partner and, also, for other affiliated entities.

         On January 8, 1988, Fund 14-A and Cable TV Fund 14-B formed Cable TV Fund 14-A/B Venture (the "Venture"), to acquire the cable television system serving areas in and around Broward County, Florida. Fund 14-A contributed $18,975,000 to the capital of the Venture for an approximate 27 percent ownership interest and Cable TV Fund 14-B contributed $51,025,000 of its net contributed capital for an approximate 73 percent ownership interest.

         Contributed Capital, Commissions and Syndication Costs

                 The capitalization of Fund 14-A is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contribution to partnership capital.

                 The General Partner purchased its interest in Fund 14-A by contributing $1,000 to partnership capital.

                 An affiliate of the General Partner, Jones International Securities, Ltd, received a commission of 10 percent of capital contributions of the limited partners, from which the affiliate paid all commissions of participating broker-dealers which sold partnership interests. The General Partner was reimbursed for all offering costs. Commission costs and reimbursements to the General Partner for costs of raising partnership capital were charged to limited partners' capital.

                 All profits and losses of Fund 14-A are allocated 99 percent to the limited partners and 1 percent to the General Partner, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership Agreement and interest income earned prior to the first acquisition by the partnership of a cable television system, which was allocated 100 percent to the limited partners.

         Cable Television System Acquisitions and Formation of the Venture

                 Fund 14-A acquired the cable television systems serving certain areas in and around the communities of Turnersville, New Jersey, Buffalo, Minnesota, Naperville, Illinois and Calvert County, Maryland in 1987. On May 30, 1991, Fund 14-A purchased additional cable television systems serving certain communities in central Illinois.

         Fund 14-A allocated the total contract purchase price of cable television systems acquired as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists and a noncompete agreement with previous owners; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased. Brokerage fees paid to an affiliate of the General Partner (Note 3) and other system acquisition costs were capitalized and charged to distribution systems, except for the Central Illinois System which were charged to intangible assets.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

                 The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Fund 14-A's tax returns are also prepared on the accrual basis.

         Investment in Cable Television Joint Venture

                 In addition to its wholly owned systems, Fund 14-A owns an approximate 27 percent interest in the Venture through a capital contribution made in March 1988 of $18,975,000. The Venture acquired the Broward County System in March 1988. The Venture incurred losses of $4,713,500, $6,186,107, and $8,038,720 in 1993, 1992 and 1991, respectively of which $1,277,358,
$1,676,435, and $2,178,493, respectively, was allocated to Fund 14-A. The investment is accounted for on the equity method. The operations of the Venture are significant to Fund 14-A and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Venture on pages 38 to 49.

         Property, Plant and Equipment

                 Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

          Distribution systems                   5 - 15 years
          Buildings                                  20 years
          Equipment and tools                    3 -  5 years
          Premium television service equipment        5 years
          Earth receive stations                      5 years
          Vehicles                                    3 years
          Other property, plant and equipment         5 years

                 Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

                 Costs assigned to intangible assets are being amortized using the straight-line method over the following remaining estimated useful lives:

          Franchise costs                                         1 -  6 years
          Subscriber lists                                             6 years
          Costs in excess of interests in net assets purchased   33 - 38 years

         Revenue Recognition

                 Subscriber prepayments are initially deferred and recognized as revenue when earned.

         Reclassification

                 Certain prior year amounts have been reclassified to conform to the 1993 presentation.


(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Brokerage Fees

                 The Jones Group, Ltd., an affiliate of the General Partner, performs brokerage services for Fund 14-A. For brokering the acquisition of cable television systems for Fund 14-A, The Jones Group, Ltd. is paid fees totalling 4 percent of the purchase prices. For brokering the acquisition of the Central Illinois System for Fund 14-A, The Jones Group, Ltd. was paid fees totalling $998,960, or 4 percent of the original purchase price, during 1991. No brokerage fees were paid by Fund 14-A during 1993 and 1992.

         Management Fees, Distribution Ratios and Reimbursements

                 The General Partner manages Fund 14-A and receives a fee for its services equal to 5 percent of the gross revenues of the partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by Fund 14-A for the years ended December 31, 1993, 1992, and 1991 were $1,945,823, $1,815,788 and $1,562,508, respectively.

                 Any distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to the General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of Fund 14- A's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of Fund 14-A, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal 125 percent of the amount initially contributed to Fund 14-A capital by the limited partners; the balance, 75 percent to the limited partners and 25 percent to the General Partner.

                 Fund 14-A reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to Fund 14-A. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on total revenues and/or the cost of partnership assets managed. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.
The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by Fund 14-A for allocated overhead and administrative expenses were $2,737,532, $2,503,024 and $1,920,862 in 1993, 1992 and 1991, respectively.

                 Fund 14-A was charged interest during 1993 at an average interest rate of 10.61 percent on the amounts due the General Partner, which approximated the General Partner's weighted average cost of borrowing. Total interest charged by the General Partner was $1,029, $10,063 and $9,400 for the years ended December 31, 1993, 1992 and 1991, respectively.

         Payments to Affiliates for Programming Services

                 Fund 14-A receives programming from Superaudio and The Mind Extension University, affiliates of the General Partner. Payments to Superaudio totalled $50,655, $48,754 and $41,743 in 1993, 1992 and 1991,
respectively. Payments to The Mind Extension University totalled $32,659, $31,361 and $27,542 in 1993, 1992 and 1991, respectively.


(4)      DEBT

                                                                                        December 31,
                                                                                        ------------
                                                                                1993                    1992
                                                                                ----                    ----
        Debt consists of the following:
        Lending institutions-
          Revolving credit and term loan                                    $75,334,400            $79,000,000

        Capital lease obligations                                               267,429                386,274
                                                                            -----------            -----------

                                                                            $75,601,829            $79,386,274
                                                                            ===========            ===========


         During March 1988, Fund 14-A entered into a revolving credit and term loan agreement with an institutional lender. During May 1991, the General Partner negotiated an increase in the maximum amount available under this credit facility to $80,000,000 from $45,000,000 to facilitate the purchase of the Central Illinois System and extended the revolving credit period to December 31, 1992. At December 31, 1992, the then-outstanding balance of $79,000,000 on the Partnership's credit facility converted to a term loan. The term loan is payable in 26 consecutive quarterly installments which began March 31, 1993. The Partnership repaid $3,665,600 during 1993. Interest on the outstanding principal balance is at the Partnership's option of prime plus 1/4 percent or a fixed rate defined as the CD rate plus 1-3/8 percent or the London Interbank Offered Rate plus 1-1/4 percent. Scheduled repayments under this term loan are $5,245,600 for 1994. The effective interest rates on outstanding obligations as of December 31, 1993 and 1992 were 4.64 percent and 5.02 percent, respectively.

         During 1988, Fund 14-A entered into an interest rate cap agreement covering outstanding debt obligations of $10,000,000. Fund 14-A paid a fee of $383,000. The agreement protected Fund 14-A from interest rates that exceeded 10 percent for five years from the date of the agreement and expired in January, 1993. The fee was charged to interest expense over the life of the agreement using the straight-line method. On June 17, 1991, Fund 14-A entered into an interest rate cap agreement covering outstanding debt obligations of $35,000,000. Fund 14-A paid a fee of $157,500. The agreement protected Fund 14-A from LIBOR interest rates that exceeded 8.5 percent for two years from the date of the agreement and expired in June, 1993. The fee was charged to interest expense over the life of the agreement using the straight-line method. On January 12, 1993, Fund 14-A entered into an interest rate cap agreement covering outstanding debt obligations of $5,000,000. Fund 14-A paid a fee of $50,000. The agreement protects Fund 14-A from interest rates that exceed 7 percent for three years from the date of the agreement. The fee is being charged to interest expense over the life of this agreement using the straight-line method.

         Installments due on debt principal for each of the five years in the period ending December 31, 1998, and thereafter, respectively, are:
$5,325,829, $8,327,829, $11,614,228, $17,564,743, $21,962,000 and $10,807,200.
At December 31, 1993, substantially all of Fund 14-A's property, plant and equipment secured the above indebtedness.


(5)      INCOME TAXES

                 Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of Fund 14-A are prepared and filed by the General Partner.

                 Fund 14-A's tax returns, the qualification of Fund 14-A as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to Fund 14-A's qualification as such, or in changes with respect to Fund 14-A's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

                 Taxable loss reported to the partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable loss and the net loss reported in the statements of operations.


(6)      COMMITMENTS AND CONTINGENCIES

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation in the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in the rates for certain regulated services. On February 22, 1994, the FCC announced a further rulemaking which, when implemented could reduce rates further. The General Partner plans to mitigate a portion of these reductions primarily through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." Additionally, cable systems also are required to obtain retransmission consent from all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations"), commercial radio stations and certain low-power television stations carried by the cable systems. The retransmission consent rules went into effect October 6, 1993. In the cable television systems owned by Fund 14-A, no broadcast stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions offered to the General Partner by broadcasters, including a one-year extension for carriage of the CBS station owned and operated by the CBS network in Chicago. The General Partner expects to conclude retransmission consent negotiations with those stations whose signals are being carried pursuant to extensions without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system if a significant number of subscribers were to disconnect their service.

                 Fund 14-A rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totalled $250,526, $226,896 and $225,725, respectively, for the years ended December 31, 1993, 1992 and 1991. Minimum commitments under operating leases for the five years in the period ending December 31, 1998, and thereafter are as follows:

                  1994                                     $218,161
                  1995                                      164,870
                  1996                                      151,563
                  1997                                      145,813
                  1998                                      144,663
                  Thereafter                                145,180
                                                           --------
                                                           $970,250
                                                           ========

(7)       SUPPLEMENTARY PROFIT AND LOSS INFORMATION

                 Supplementary profit and loss information for the respective periods is presented below:

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                           1993          1992          1991
                                                                           ----          ----          ----
                 Maintenance and repairs                               $    840,307  $    764,411  $  835,776
                                                                       ============  ============  ==========

                 Taxes, other than income and payroll taxes            $    155,727  $    179,572  $  162,806
                                                                       ============  ============  ==========

                 Advertising                                           $    621,377  $    841,721  $  831,655
                                                                       ============  ============  ==========

                 Depreciation of property, plant and equipment         $ 10,131,923  $ 10,068,794  $9,030,177
                                                                       ============  ============  ==========

                 Amortization of intangible assets                     $  5,065,754  $  5,396,190  $5,157,068
                                                                       ============  ============  ==========

                               CABLE TV FUND 14-A
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991


Column A                                  Column B     Column C    Column D        Column E          Column F
                                         Balance at                                                 Balance at
                                        Beginning of  Additions    Sales and        Other             End of
Classification                             Period      at Cost    Retirements      Changes            Period
- --------------                             ------      -------    -----------      -------            ------
Year Ended December 31, 1993
- ----------------------------

Cable distribution systems             $ 79,114,692  $ 4,443,620 $          -   $          -      $ 83,558,312
Land                                        387,781            -            -              -           387,781
Equipment and tools                       2,950,311      414,720            -              -         3,365,031
Premium service equipment                 9,917,282    1,800,451            -              -        11,717,733
Earth receive stations                    7,310,687      286,477            -              -         7,597,164
Vehicles                                    726,012       31,471            -              -           757,483
Leasehold improvements
  and office furniture                    1,041,659       36,469       (6,000)             -         1,072,128
                                       ------------  ----------- ------------   ------------      ------------

                                       $101,448,424  $ 7,013,208 $     (6,000)  $          -      $108,455,632
                                       ============  =========== ============   ============      ============

Year Ended December 31, 1992
- ----------------------------

Cable distribution systems             $ 75,268,388  $ 3,893,107 $    (46,803)  $          -      $ 79,114,692
Land                                        337,781       50,000            -              -           387,781
Equipment and tools                       2,724,668      225,643            -              -         2,950,311
Premium service equipment                 9,122,833      794,449            -              -         9,917,282
Earth receive stations                    7,059,369      259,958       (8,640)             -         7,310,687
Vehicles                                    708,656       42,247      (24,891)             -           726,012
Leasehold improvements
  and office furniture                    1,012,263       29,396            -              -         1,041,659
                                       ------------  ----------- ------------   ------------      ------------

                                       $ 96,233,958  $ 5,294,800 $    (80,334)  $          -      $101,448,424
                                       ============  =========== ============   ============      ============

Year Ended December 31, 1991
- ----------------------------

Cable distribution systems             $ 63,346,584  $ 6,729,456 $          -   $  5,192,348      $ 75,268,388
Land                                        154,524       24,257            -        159,000           337,781
Equipment and tools                       2,230,377      343,082            -        151,209         2,724,668
Premium service equipment                 6,783,416      847,472            -      1,491,945         9,122,833
Earth receive stations                    4,728,450      252,954            -      2,077,965         7,059,369
Vehicles                                    677,237       30,909      (33,544)        34,054           708,656
Leasehold improvements
  and office furniture                      856,857       46,275            -        109,131         1,012,263
                                       ------------  ----------- ------------   ------------      ------------

                                       $ 78,777,445  $ 8,274,405 $    (33,544)  $ 9,215,6521(1)   $ 96,233,958
                                       ============  =========== ============   ============      ============


         1       Amount principally represents the purchase of the Central
Illinois System in May 1991.

                               CABLE TV FUND 14-A
                   SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                         PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991



Column A                                  Column B     Column C    Column D        Column E          Column F
                                         Balance at    Amounts                                      Balance at
                                        Beginning of  Charged to   Sales and        Other             End of
Classification                             Period      Expense    Retirements      Changes            Period
- --------------                             ------      -------    -----------      -------            ------
Year Ended December 31, 1993
- ----------------------------

Cable distribution systems             $ 26,493,485  $ 7,345,815 $          -   $      1,180      $ 33,840,480
Land                                              -            -            -              -                 -
Equipment and tools                       1,609,634      495,503            -              -         2,105,137
Premium service equipment                 6,221,607    1,447,541            -              -         7,669,148
Earth receive stations                    1,522,055      511,491            -              -         2,033,546
Vehicles                                    501,394      180,270            -              -           681,664
Leasehold improvements
  and office furniture                      654,645      151,303       (3,000)             -           802,948
                                       ------------  ----------- ------------   ------------      ------------

                                       $ 37,002,820  $10,131,923 $     (3,000)  $      1,180      $ 47,132,923
                                       ============  =========== ============   ============      ============

Year Ended December 31, 1992
- ----------------------------

Cable distribution systems             $ 19,490,846  $ 7,046,270 $    (43,631)  $          -      $ 26,493,485
Land                                              -            -            -              -                 -
Equipment and tools                       1,095,872      513,762            -              -         1,609,634
Premium service equipment                 4,587,484    1,634,123            -              -         6,221,607
Earth receive stations                    1,028,352      496,343       (2,640)             -         1,522,055
Vehicles                                    326,505      199,780      (24,891)             -           501,394
Leasehold improvements
  and office furniture                      476,129      178,516            -              -           654,645
                                       ------------  ----------- ------------   ------------      ------------

                                       $ 27,005,188  $10,068,794 $    (71,162)  $          -      $ 37,002,820
                                       ============  =========== ============   ============      ============

Year Ended December 31, 1991
- ----------------------------

Cable distribution systems             $ 13,327,677  $ 6,163,169 $          -   $          -      $ 19,490,846
Land                                              -            -            -              -                 -
Equipment and tools                         622,260      473,612            -              -         1,095,872
Premium service equipment                 3,017,482    1,570,002            -              -         4,587,484
Earth receive stations                      596,048      432,304            -              -         1,028,352
Vehicles                                    154,721      205,328      (33,544)             -           326,505
Leasehold improvements
  and office furniture                      290,367      185,762            -              -           476,129
                                       ------------  ----------- ------------   ------------      ------------

                                       $ 18,008,555  $ 9,030,177 $    (33,544)  $          -      $ 27,005,188
                                       ============  =========== ============   ============      ============

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Cable TV Fund 14-A/B Venture:

         We have audited the accompanying balance sheets of CABLE TV FUND 14-A/B VENTURE (a Colorado general partnership) as of December 31, 1993 and 1992, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A/B Venture as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                       /s/ ARTHUR ANDERSEN & CO.
                                                           ARTHUR ANDERSEN & CO.

Denver, Colorado,
  March 11,1994.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                       December 31,
                                                                              ----------------------------
                  ASSETS                                                           1993            1992
                  ------                                                      ------------    ------------
CASH                                                                          $    313,701    $  2,493,318

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $60,902 and $58,246 at December 31, 1993 and 1992, respectively                826,776         573,775

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                      44,478,623      41,438,468
    Less- accumulated depreciation                                             (17,707,316)    (14,340,258)
                                                                              ------------    ------------

                                                                                26,771,307      27,098,210

    Franchise costs, net of accumulated amortization of $25,903,735 and
        $21,392,995 at December 31, 1993 and 1992, respectively                 21,738,765      26,249,505
    Subscriber lists, net of accumulated amortization of $7,923,218 and
        $7,101,001 at December 31, 1993 and 1992, respectively                   3,797,182       4,619,399
    Noncompete agreement, net of accumulated amortization of $213,000 and
        $202,350 at December 31, 1993 and 1992, respectively                             -          10,650
    Costs in excess of interests in net assets purchased, net of accumulated amortization of $3,108,456 and $2,567,856 at December 31, 1993
        and 1992, respectively                                                  18,515,610      19,056,210
                                                                              ------------    ------------

                  Total investment in cable television properties               70,822,864      77,033,974

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                    352,475         303,066
                                                                              ------------    ------------

                  Total assets                                                $ 72,315,816    $ 80,404,133
                                                                              ============    ============


                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                 December 31,
                                                                       --------------------------------
            LIABILITIES AND PARTNERS' CAPITAL                              1993                1992
                                                                       ------------        ------------
LIABILITIES:
    Debt                                                               $ 43,461,730        $ 46,908,409
    Accounts payable-
      Trade                                                                  14,063                -
      Jones Intercable, Inc.                                                 57,920             125,873
    Accrued liabilities                                                     832,382             735,358
    Subscriber prepayments                                                  467,979             439,251
                                                                         ----------          ----------
                  Total liabilities                                      44,834,074          48,208,891
                                                                         ----------          ----------

COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' CAPITAL:
    Contributed capital                                                  70,000,000          70,000,000
    Accumulated deficit                                                 (42,518,258)        (37,804,758)
                                                                         ----------          ----------

                                                                         27,481,742          32,195,242
                                                                         ----------          ----------

                  Total liabilities and partners' capital               $72,315,816         $80,404,133
                                                                         ==========          ==========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS


                                                            Year Ended December 31,
                                                            -----------------------
                                                       1993           1992          1991
                                                       ----           ----          ----
REVENUES                                           $22,068,952    $20,212,867    $18,366,881

COSTS AND EXPENSES:
    Operating, general and administative            12,339,515     11,052,427     10,064,744
    Management fees and allocated overhead from
        Jones Intercable, Inc.                       2,701,568      2,481,658      2,190,716
    Depreciation and amortization                    9,352,808      9,971,915     10,472,621
                                                   -----------    -----------    -----------

OPERATING LOSS                                      (2,324,939)    (3,293,133)    (4,361,200)
                                                   -----------    -----------    -----------

OTHER INCOME (EXPENSE):
    Interest expense                                (2,450,672)    (2,564,990)    (3,643,916)
    Other, net                                          62,111       (327,984)       (33,604)
                                                   -----------    -----------    -----------

             Total other income (expense), net      (2,388,561)    (2,892,974)    (3,677,520)
                                                   -----------    -----------    -----------

NET LOSS                                           $(4,713,500)   $(6,186,107)   $(8,038,720)
                                                   ===========    ===========    ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL


                                                         Year Ended December 31,
                                             -----------------------------------------------
                                                1993             1992              1991
                                             ----------         ----------        ----------
CABLE TV FUND 14-A (27%):
    Balance, beginning                      $ 8,628,651        $10,305,086       $12,483,579
    Net loss for period                      (1,277,358)        (1,676,435)       (2,178,493)
                                             ----------         ----------        ----------

    Balance, end of period                  $ 7,351,293        $ 8,628,651       $10,305,086
                                             ==========         ==========        ==========


CABLE TV FUND 14-B (73%):
    Balance, beginning                      $23,566,591        $28,076,263       $33,936,490
    Net loss for period                      (3,436,142)        (4,509,672)       (5,860,227)
                                             ----------         ----------        ----------

    Balance, end of period                  $20,130,449        $23,566,591       $28,076,263
                                             ==========         ==========        ==========

TOTAL:
    Balance, beginning of period            $32,195,242        $38,381,349       $46,420,069
    Net loss for period                      (4,713,500)        (6,186,107)       (8,038,720)
                                             ----------         ----------        ----------

    Balance, end of period                  $27,481,742        $32,195,242       $38,381,349
                                             ==========         ==========        ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                          Year Ended December 31,
                                                                              ---------------------------------------------
                                                                                 1993             1992             1991
                                                                              -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                                  $(4,713,500)     $(6,186,107)     $(8,038,720)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Depreciation and amortization                                        9,352,808        9,971,915       10,472,621
           Amortization of interest rate protection agreement                      82,080              -             68,889
           Decrease (increase) in trade receivables                              (253,001)        (332,245)         309,110
           Decrease  (increase) in deposits, prepaid expenses
               and deferred charges                                                13,218         (215,681)        (132,607)
           Increase (decrease) in accounts payable, accrued
               liabilities and subscriber prepayments                             139,815           77,110       (1,617,026)
           Increase (decrease) in advances from Jones Intercable, Inc.            (67,953)         109,168          (57,688)
                                                                              -----------      -----------      -----------
                    Net cash provided by operating activities                   4,553,467        3,424,160        1,004,579
                                                                              -----------      -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                         (3,040,155)      (2,094,077)      (3,595,128)
                                                                              -----------      -----------      -----------
                    Net cash used in investing activities                      (3,040,155)      (2,094,077)      (3,595,128)
                                                                              -----------      -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from borrowings                                                      159,493        2,286,081        2,891,613
    Repayment of debt                                                          (3,606,172)      (1,415,363)        (387,769)
    Purchase of interest rate protection contact                                 (246,250)             -                -
                                                                              -----------      -----------      -----------
                    Net cash provided by (used in)
                     financing activities                                      (3,692,929)         870,718        2,503,844
                                                                              -----------      -----------      -----------
Increase (decrease) in cash                                                    (2,179,617)       2,200,801          (86,705)
Cash, beginning of period                                                       2,493,318          292,517          379,222
                                                                              -----------      -----------      -----------
Cash, end of period                                                           $   313,701      $ 2,493,318      $   292,517
                                                                              ===========      ===========      ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                             $ 2,333,869      $ 2,502,294      $ 4,100,721
                                                                              ===========      ===========      ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

                 On January 8, 1988, Cable TV Funds 14-A and 14-B (the "Venture Partners") formed a Colorado general partnership known as Cable TV Fund 14-A/B Venture (the "Venture") by contributing $18,975,000 and $51,025,000, respectively, for approximate 27 percent and 73 percent ownership interests, respectively. The Venture was formed for the purpose of acquiring the cable television system serving areas in and around Broward County, Florida (the "Broward County System").

                 Jones Intercable, Inc., ("Intercable") general partner of each of the Venture Partners, manages the Venture. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and for other affiliated entities.

         Contributed Capital

                 The capitalization of the Venture is set forth in the accompanying statements of partners' capital.

                 All Venture distributions, including those made from cash flow, from the sale or refinancing of Venture property and on dissolution of the Venture, shall be made to the Venture Partners in proportion to their approximate 27 and 73 percent interests in the Venture.

         Cable Television System Acquisition

                 The Broward County System acquisition was accounted for as a purchase with the purchase price allocated to tangible and intangible assets based upon an independent appraisal. The method of allocation of purchase price was as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists and noncompete agreements with previous owners; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased. Brokerage fees paid to an affiliate of the General Partner and other system acquisition costs were capitalized and included in the cost of intangible assets.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

                 The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Venture's tax returns are also prepared on the accrual basis.

         Property, Plant and Equipment

         Depreciation is provided using the straight-line method over the following estimated service lives:

Distribution systems                        5 - 15 years
Buildings                                       20 years
Equipment and tools                              5 years
Premium television service equipment             5 years
Earth receive stations                      5 - 15 years
Vehicles                                         3 years
Other property, plant and equipment              5 years

         Replacements, renewals, and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

                 Costs assigned to franchises, subscriber lists, noncompete agreement and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

Franchise colts                                         1 -  9 years
Subscriber lists                                             5 years
Costs in excess of interests in net assets purchased        35 years

         Revenue Recognition

                 Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH AFFILIATES

         Brokerage Fees

                 The Jones Group, Ltd., an affiliate of the General Partner, performs brokerage services in connection with the acquisition of systems for the Venture. For brokering the acquisition of a SMATV system in the Broward County System for the Venture, The Jones Group, Ltd. was paid a fee of $2,456, or 4 percent of the purchase price, during 1992. There were no brokerage fees paid in 1993 or 1991.

         Management Fees and Reimbursements

                 Intercable manages the Venture and receives a fee for its services equal to five percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Venture for the years ended December 31, 1993, 1992 and 1991 were $1,103,448, $1,010,643 and $918,344, respectively.

                 The Venture reimburses Intercable for allocated overhead and administrative expenses. These expenses include salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal, and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the entity. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1993, 1992 and 1991 were $1,598,120, $1,471,015 and $1,272,372, respectively.

                 The Venture was charged interest during 1993 at an average interest rate of 10.61 percent on the amounts due Intercable, such rate approximated Intercable's weighted average cost of borrowing. Total interest charged the Venture by Intercable was $2,361, 10,475 and $4,131 for the years ended December 31, 1993, 1992 and 1991, respectively.

         Payments to Affiliates for Programming Services

                 The Venture receives programming from Superaudio and The Mind Extension University, affiliates of Intercable. Payments to Superaudio totalled $30,018, $28,679 and $25,872 in 1993, 1992 and 1991, respectively.
Payments to The Mind Extension University totalled $17,451, $16,434 and $15,882 in 1993, 1992 and 1991, respectively.

(4)      DEBT


Debt consists of the following:              December 31,
                                             ------------
                                         1993           1992
                                         ----           -----
Lending institutions-
  Revolving credit and term loan      $43,290,000    $46,800,000

Capital lease obligations                 171,730        108,409
                                      -----------    -----------
                                      $43,461,730    $46,908,409
                                      ===========    ===========

                 On December 31, 1992, the then outstanding balance of $46,800,000 on the Venture's revolving credit facility converted to a term loan. The balance outstanding on the term loan at December 31, 1993 was $43,290,000. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. Installments paid during 1993 totalled $3,510,000. Installments due during 1994 total $3,510,000. Funding for these installments is expected to come from cash on hand and cash generated from operations. Intercable is currently negotiating to reduce principal payments to provide liquidity for capital expenditures. Interest is at the Venture's option of prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of December 31, 1993 and 1992 were 5.0 percent and 5.48 percent, respectively

                 In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from interest rates that exceed 7 percent for three years from the date of the agreement. The fee is being charged to interest expense over the life of the agreement using the straight-line method.

                 On August 22, 1988, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $20,000,000. The Venture paid a fee of $310,000. The agreement protected the Venture from interest rates that exceeded ten percent for three years from the date of the agreement. The fee was charged to interest expense over the life of this agreement using the straight-line method.

                 Installments due on debt principal for each of the five years in the period ending December 31, 1998 and thereafter, respectively, are:
$3,561,519, $4,731,519 , $5,901,519, $8,207,173, $9,360,000 and $11,700,000 .
At December 31, 1993, substantially all of the Venture's property, plant and equipment secured the above indebtedness.


(5)      INCOME TAXES

                 Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners of Cable TV Funds 14-A and 14-B, which are general partners in the Venture.

                 The Venture's tax returns, the qualification of the Venture as such for tax purposes, and the amount of distributable Venture income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Venture's qualification as such, or in changes with respect to the Venture's recorded income or loss, the tax liability of the Venture's general partners would likely be changed accordingly.

                 Taxable loss reported to the partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable loss and the net loss reported in the statements of operations.

(6)      COMMITMENTS AND CONTINGENCIES

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act:") which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation in the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in the rates for certain regulated services. On February 22, 1994, the FCC announced a further rulemaking which, when implemented could reduce rates further. The General Partner plans to mitigate a portion of these reductions primarily through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

                 Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totalled $46,521, $45,406 and $54,702 respectively for the years ended December 31, 1993, 1992 and 1991. Minimum commitments under operating leases for each of the five years in the period ending December 31, 1998 and thereafter are as follows:


                         1994                   $ 46,520
                         1995                     46,520
                         1996                     28,507
                         1997                      5,724
                         1998                      1,431
                         Thereafter                    -
                                                --------
                                                $128,702
                                                ========


(7)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

                 Supplementary profit and loss information for the respective periods is presented below:

                                                                Year Ended December 31,
                                                      ---------------------------------------

                                                         1993           1992          1991
                                                      ----------    ----------    -----------

Maintenance and repairs                               $  238,163    $  222,104     $  458,096
                                                       =========     =========      =========

Taxes, other than income and payroll taxes            $  265,331    $  259,575     $  239,642
                                                       =========     =========      =========

Advertising                                           $   95,211    $  155,137     $  169,287
                                                       =========     =========      =========

Depreciation of property, plant and equipment         $3,468,602    $4,055,759     $3,713,141
                                                       =========     =========      =========

Amortization of intangible asset                      $5,884,206    $5,916,156     $6,759,480
                                                       =========     =========      =========

                          CABLE TV FUND 14-A/B VENTURE
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991


Column A                                        Column B       Column C        Column D       Column E        Column F
                                               Balance at                                                    Balance at
                                              Beginning of     Additions       Sales and       Other           End of
Classification                                  Period          at Cost       Retirements     Changes          Period
- --------------                                ------------     ---------      -----------     ---------       ---------
Year Ended December 31, 1993
- ----------------------------
Cable distribution systems                    $32,879,374     $2,620,017      $       -       $       -      $35,499,391
Land                                              730,867              -                -             -          730,867
Equipment and tools                             1,655,201         93,443                -             -        1,748,644
Premium service equipment                       2,125,418        359,027                -             -        2,484,445
Earth receive stations                          1,020,086         20,326                -             -        1,040,412
Buildings                                       1,816,823          4,143                -             -        1,820,966
Vehicles                                          362,527              -         (101,544)            -          260,983
Leasehold improvements
  and office furniture                            848,172         44,743                -             -          892,915
                                              -----------     ----------        ---------     ---------      -----------
                                              $41,438,468     $3,141,699        $(101,544)    $       -      $44,478,623
                                              ===========     ==========        =========     =========      ===========

Year Ended December 31, 1992
- ----------------------------
Cable distribution systems                    $31,020,736     $1,858,638        $       -     $       -      $32,879,374
Land                                              955,867              -         (225,000)            -          730,867
Equipment and tools                             1,520,754        134,867              420)            -        1,655,201
Premium service equipment                       2,070,857         54,561                -             -        2,125,418
Earth receive stations                            975,866         44,220                -             -        1,020,086
Buildings                                       1,658,161        158,662                -             -        1,816,823
Vehicles                                          318,152         44,375                -             -          362,527
Leasehold improvements
  and office furniture                            823,998         24,174                -             -          848,172
                                              -----------     ----------        ---------     ---------      -----------
                                              $39,344,391     $2,319,497        $(225,420)    $       -      $41,438,468
                                              ===========     ==========        =========     =========      ===========

Year Ended December 31, 1991
- ----------------------------
Cable distribution systems                    $27,851,073     $3,169,663        $       -     $       -      $31,020,736
Land                                              955,867              -                -             -          955,867
Equipment and tools                             1,426,667         94,087                -             -        1,520,754
Premium service equipment                       1,845,167        255,115          (29,425)            -        2,070,857
Earth receive stations                            935,144         99,797          (59,075)            -          975,866
Buildings                                       1,532,862        125,299                -             -        1,658,161
Vehicles                                          381,875          5,277          (69,000)            -          318,152
Leasehold improvements
  and office furniture                            820,608          3,390                -             -          823,998
                                              -----------     ----------        ---------     ---------      -----------
                                              $35,749,263     $3,752,628        $(157,500)    $       -      $39,344,391
                                              ===========     ==========        =========     =========      ===========


                          CABLE TV FUND 14-A/B VENTURE
                   SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                         PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991


Column A                                      Column B            Column C         Column D       Column E         Column F
                                             Balance at           Amounts                                         Balance at
                                            Beginning of        Charged to        Sales and        Other            End of
Classification                                 Period             Expense        Retirements      Changes           Period
- --------------                              ------------        ----------       -----------      --------        ----------
Year Ended December 31, 1993

Cable distribution systems                    $10,438,419        $ 2,644,707      $      -        $      -        $13,083,126
Land                                                -                  -                 -               -              -
Equipment and too1s                             1,027,928            267,329             -               -          1,295,257
Premium service equipment                       1,569,907            232,291             -               -          1,802,198
Earth receive stations                            271,438             76,999             -               -            348,437
Buildings                                         190,209             90,859             -               -            281,068
Vehicles                                          289,582             42,983        (101,544)            -            231,021
Leasehold improvements
    and office furniture                          552,775            113,434             -               -            666,209
                                              -----------        -----------      ----------      ----------      -----------
                                              $14,340,258        $ 3,468,602      $ (101,544)     $      -        $17,707,316
                                              ===========        ===========      ==========      ==========      ===========

Year Ended December 31, 1992

Cable distribution systems                    $ 7,478,654        $ 2,960,823      $      -        $   (1,058)     $10,438,419
Land                                                -                  -                 -               -              -
Equipment and tools                               721,926            306,338            (336)            -          1,027,928
Premium service equipment                       1,154,824            415,083             -               -          1,569,907
Earth receive stations                            185,746             85,692             -               -            271,438
Buildings                                         106,639             83,570             -               -            190,209
Vehicles                                          249,942             39,640             -               -            289,582
Leasehold improvements
  and office furniture                            388,162            164,613             -               -            552,775
                                              -----------        -----------      ----------      ----------      -----------
                                              $10,285,893        $ 4,055,759      $     (336)     $   (1,058)     $14,340,258
                                              ===========        ===========      ==========      ==========      ===========

Year Ended December 31, 1991

Cable distribution systems                    $ 4,814,235        $ 2,664,419      $      -        $      -        $ 7,478,654
Land                                                -                  -                 -               -              -
Equipment and tools                               435,023            286,903             -               -            721,926
Premium service equipment                         803,607            372,815         (21,598)            -          1,154,824
Earth receive stations                            117,018             80,529         (11,801)            -            185,746
Buildings                                          28,440             78,199             -               -            106,639
Vehicles                                          252,254             66,688         (69,000)            -            249,942
Leasehold improvements
  and office furniture                            224,574            163,588             -               -            388,162
                                              -----------        -----------      ----------      ----------      -----------
                                              $ 6,675,151        $ 3,713,141      $ (102,399)     $      -        $10,285,893
                                              ===========        ===========      ==========      ==========      ===========

          ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnerships themselves have no officers or directors. Certain information concerning directors and executive officers of the General Partner is set forth below.


         Name                                Age                 Positions with the General Partner
         ----                                ---                 ----------------------------------
Glenn R. Jones                                63              Chairman of the Board and Chief Executive Officer
James B. O'Brien                              44              President, Chief Operating Officer and Director
Ruth E. Warren                                43              Group Vice President/Operations
Kevin P. Coyle                                42              Group Vice President/Finance
Christopher J. Bowick                         37              Group Vice President/Technology
Timothy J. Burke                              42              Group Vice President/Taxation, Administration
Raymond L. Vigil                              46              Group Vice President/Human Resources and Director
James J. Krejci                               51              Group Vice President and Director
Elizabeth M. Steele                           41              Vice President/General Counsel and Secretary
Michael J. Bartolementi                       34              Controller
George J. Feltovich                           52              Director
Patrick J. Lombardi                           45              Director
Howard O. Thrall                              46              Director

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. He is also Chairman of the Board of Directors and Chief Executive Officer of Jones Spacelink, Ltd., a publicly held cable television company that is a subsidiary of Jones International, Ltd. and the parent of the General Partner. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past member of the Board of Directors of the National Cable Television Association and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society, the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990; the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc., for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress, is on the Board of Governors of the American Society of Training and Development and is a director of the National Alliance of Business.

         Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982 as System Manager, Brighton, Colorado, and was later promoted to the position of General Manager, Gaston County, North Carolina. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is also President and a Director of Jones Cable Group, Ltd., Jones Global Funds, Inc., and Jones Global Management, Inc., all affiliates of the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation.

         Ms. Ruth E. Warren joined the General Partner in August 1980 and served in various capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990. Ms. Warren also serves as Vice President/Operations of Jones Spacelink, Ltd.

         Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance in October 1990.

         Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Previous to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989.

         Mr. Timothy J. Burke joined the General Partner in August 1982 as corporate tax manager, was elected Vice President/Taxation in November 1986 and Group Vice President/Taxation/Administration in October 1990. He is also a member of the Board of Directors of Jones Spacelink, Ltd.

         Mr. Raymond L. Vigil joined the General Partner in April 1993 as Group Vice President/Human Resources and was elected a Director of the General Partner in November 1993. Previous to joining the General Partner, Mr. Vigil served as Executive Director of

Learning with USWest from September 1989 to April 1993. Prior to that, Mr. Vigil worked in various human resources posts over a 14-year term with the IBM Corporation.

         Mr. James J. Krejci joined Jones International, Ltd. in March 1985 as Group Vice President. He was elected Group Vice President and Director of the General Partner in August 1987. He is also an officer of Jones Futurex, Inc., a subsidiary of Jones Spacelink, Ltd. engaged in manufacturing and marketing data encryption devices, Jones Information Management, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, and several of its subsidiaries engaged in the provision of telecommunications services. Prior to joining Jones International, Ltd., Mr. Krejci was employed by Becton Dickinson and Company, a medical products manufacturing firm.

         Ms. Elizabeth M. Steele joined the General Partner in August 1987 as Vice President/General Counsel and Secretary. Ms. Steele also is an officer of Jones Spacelink, Ltd. From August 1980 until joining the General Partner, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

         Mr. Michael J. Bartolementi joined the General Partner in September 1984 as an accounting manager and was promoted to Assistant Controller in September 1985. He was named Controller in November 1990.

         Mr. George J. Feltovich was elected a Director of the General Partner in March 1993. Mr. Feltovich has been a private investor since 1978. Prior to 1978, Mr. Feltovich served as an administrative and legal consultant to various private and governmental housing programs. Mr. Feltovich was admitted to practice law in California, Pennsylvania and the District of Columbia and is a member of the California Bar Association.

         Mr. Patrick J. Lombardi has been a Director of the General Partner since February 1984 and has served as a member of the Audit Committee of the Board of Directors since February 1985. In September 1985, Mr. Lombardi was appointed Vice President of The Jones Group, Ltd., and in June 1989 was elected President of Jones Global Group, Inc., both affiliates of the General Partner. Mr. Lombardi is President and a director of Jones Financial Group, Ltd., an affiliate of the General Partner, and Group Vice President/Finance and a director of Jones International, Ltd.

         Mr. Howard O. Thrall was elected a Director of the General Partner in December 1988 and serves as a member of the Audit Committee and the special Stock Option Committee, which was established in August of 1992. From 1984 until August 1993, Mr. Thrall was associated with Douglas Aircraft Company, an aircraft manufacturing firm, most recently as Regional Vice President Marketing. In September 1993, Mr. Thrall joined World Airways, Inc. as Vice President of Sales, Asian Region.

                        ITEM 11.  EXECUTIVE COMPENSATION

         The Partnerships have no employees; however, various personnel are required to operate the cable television systems owned by the Partnerships. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreements of the Partnerships, the cost of such employment is charged by the General Partner to the Partnerships as a direct reimbursement item. See Item 13.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests in either of the Partnerships.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Partnerships as contemplated by the limited partnership agreements of the Partnerships and as disclosed in the Prospectus for the Partnerships. The General Partner believes that the terms of such transactions, which are set forth in the Partnerships' limited partnership agreements, are generally as favorable as could be obtained by the Partnerships from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnerships from unaffiliated parties.

         The General Partner charges the Partnerships for management fees, and the Partnerships reimburse the General Partner for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreements of the Partnerships. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnerships. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each Partnership managed. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed for the Partnerships. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the General Partner, are also allocated a proportionate share of these expenses.

         The General Partner also advances funds and charges interest on the balance payable from the Partnerships. The interest rate charged the Partnerships approximates the General Partner's weighted average cost of borrowing. Affiliates of the General Partner have received amounts from the Partnerships for performing brokerage services.

         The Systems receive stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, for a fee based upon the number of subscribers receiving the programming. These systems also receive educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, for a fee based upon the number of subscribers receiving the programming.

         The charges to the Partnerships for related transactions are as follows for the periods indicated:


                                                                      Year Ended December 31,
                                                                      -----------------------
Cable TV Fund 14-A                                                  1993        1992        1991
- ------------------                                                  ----        ----        ----
Management fees                                                   1,945,823   1,815,788   1,562,508
Brokerage fees                                                          -0-         -0-     998,960
Allocation of expenses                                            2,737,532   2,503,024   1,920,862
Interest expense                                                      1,029      10,063       9,400
Amount of notes and advances
outstanding                                                          58,974     457,354         -0-
Highest amount of notes and advances
outstanding                                                         457,354     730,268     503,326
Programming fees:
       Superaudio                                                    50,655      48,754      41,743
       Mind Extension University                                     32,659      31,361      27,542

                                                                      Year Ended December 31,
                                                                      -----------------------
Cable TV Fund 14-A                                                  1993        1992        1991
- ------------------                                                  ----        ----        ----
Management fees                                                   1,586,750   1,477,993   1,351,380
Brokerage fees                                                          -0-       2,456         -0-
Allocation of expenses                                            2,440,481   2,274,350   1,984,135
Interest expense                                                      2,361       7,219       5,512
Amount of notes and advances
outstanding                                                          29,182     119,337         -0-
Highest amount of notes and advances
outstanding                                                         119,337     858,096     668,085
Programming fees:
       Superaudio                                                    46,177      45,603      40,707
       Mind Extension University                                     26,824      26,131      25,005


*        Cable TV Fund 14-B's consolidation includes 100% of the Venture.

                                                                      Year Ended December 31,
                                                                      -----------------------
Cable TV Fund 14-A                                                  1993        1992        1991
- ------------------                                                  ----        ----        ----
Management fees                                                   1,103,448   1,010,643    $918,344
Brokerage fees                                                          -0-       2,456         -0-
Allocation of expenses                                            1,598,120   1,471,015   1,272,372
Interest expense                                                      2,361      10,475       4,131
Amount of notes and advances
outstanding                                                          57,920     125,873      16,705
Highest amount of notes and advances
outstanding                                                         125,873     580,654     528,492
Programming fees:
       Superaudio                                                    30,018      28,679      25,872
       Mind Extension University                                     17,451      16,434      15,882

                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)1.        See index to financial statements at page 24 for the list of financial statements and exhibits thereto filed as part of this report.

 2.          Cable TV Fund 14-A, Ltd.:
             Schedule V - Property Plant and Equipment
             Schedule VI - Accumulated Depreciation of Property, Plant and Equipment

             Cable TV Fund 14-B, Ltd.:
             Schedule V - Property Plant and Equipment
             Schedule VI - Accumulated Depreciation of Property, Plant and Equipment

             Cable TV Fund 14-A/B Venture:
             Schedule V - Property Plant and Equipment
             Schedule VI - Accumulated Depreciation of Property, Plant and Equipment

 3.          The following exhibits are filed herewith.

 4.1         Limited Partnership Agreements for Cable TV Fund 14-A and 14-B.  (1)

 4.2         Joint Venture Agreement of Cable TV Fund 14-A/B Venture, dated as of January 8, 1988, between Cable TV Fund 14-A, Ltd.
             and Cable TV Fund 14-B, Ltd. (1)

10.1.1       Copy of a franchise and related documents thereto granting a community antenna television system franchise for Little
             Rock, California (Fund 14-B). (3)

10.1.2       Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Big
             Cypress Seminole Indian Reservation, Florida (Fund 14-A/B). (4)

10.1.3       Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Brighton Seminole Indian Reservation, Florida (Fund 14-A/B). (4)

10.1.4       Copy of a franchise and related documents thereto granting a community antenna television system franchise for the unincorporated portions of Broward County, Florida (Fund 14-A/B). (3)

10.1.5       Copy of a franchise and related documents thereto granting a community antenna television system franchise for Cooper
             City, Florida (Fund 14-A/B). (3)

10.1.6       Copy of a franchise and related documents thereto granting a community antenna television system franchise for Dania,
             Florida (Fund 14-A/B). (3)

10.1.7       Copy of a franchise and related documents thereto granting a community antenna television system franchise for Davie,
             Florida (Fund 14-A/B). (3)

10.1.8       Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Hollywood Seminole Indian Reservation, Florida (Fund 14-A/B). (4)

10.1.9       Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Immokalee Seminole Indian Reservation, Florida (Fund 14-A/B). (4)

10.1.10      Copy of a franchise and related documents thereto granting a community antenna television system franchise for
             Lauderdale Lakes, Florida (Fund 14-A/B). (3)

10.1.11      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Village of Bement, Illinois (Fund 14-A). (5)

10.1.12      Copy of a franchise and related documents thereto granting a community antenna television system  franchise for the
             Village of Cerro Gordo, Illinois (Fund 14-A). (5)

10.1.13      Copy of a franchise and related documents thereto granting a community antenna television system franchise for Chanute
             Air Force Base, Illinois (Fund 14-A). (5)

10.1.14      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Chatsworth, Illinois (Fund 14-A). (5)

10.1.15      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Chenoah, Illinois (Fund 14-A). (5)

10.1.16      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Clinton, Illinois (Fund 14-A). (5)

10.1.17      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             County of Dupage, Illinois (Fund 14-A). (1)

10.1.18      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Fairbury, Illinois (Fund 14-A). (5)

10.1.19      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Farmer City, Illinois (Fund 14-A). (5)

10.1.20      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Village of Forrest, Illinois (Fund 14-A).  (5)

10.1.21      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Gibson City, Illinois (Fund 14-A). (5)

10.1.22      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Leroy, Illinois (Fund 14-A). (5)

10.1.23      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Monticello, Illinois (Fund 14-A). (5)

10.1.24      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Naperville, Illinois (Fund 14-A). (1)

10.1.25      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Village of Pesotum, Illinois (Fund 14-A). (5)

10.1.26      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Village of Rantoul, Illinois (Fund 14-A). (5)

10.1.27      Copy of a franchise and related documents thereto granting a community antenna television system  franchise for the
             Village of Thomasborough, Illinois (Fund 14-A). (9)

10.1.28      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Village of Tolono, Illinois (Fund 14-A). (5)

10.1.29      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             County of Will, Illinois (Fund 14-A). (1)

10.1.30      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             County of Calvert, Maryland (Fund 14-A). (1)

10.1.31      Copy of a franchise and related documents thereto granting a community antenna television system franchise for St.
             Mary's County, Maryland. (9)

10.1.32      Copy of a franchise and related documents thereto granting a community antenna television system franchise for Southern
             Anne Arundel County, Maryland (Fund 14-A). (1)

10.1.33      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Albertville, Minnesota (Fund 14-A). (1)

10.1.34      Copy of a franchise and related documents thereto granting a community antenna television system franchise for City of
             Big Lake, Minnesota (Fund 14-A). (1)

10.1.35      Copy of Ordinance No. 1200 dated 3/5/90 relating to the City of Big Lake franchise. (9)

10.1.36      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Buffalo, Minnesota (Fund 14-A). (1)

10.1.37      Copy of Ordinance dated 4/16/90 relating to the Buffalo franchise. (9)

10.1.38      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Cokato, Minnesota (Fund 14-A). (1)

10.1.39      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Dassel, Minnesota (Fund 14-A). (1)

10.1.40      Copy of Ordinance No. 10.044 dated 1/16/90 relating to the Dassel franchise. (9)

10.1.41      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Dayton, Minnesota (Fund 14-A). (1)

10.1.42      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Delano, Minnesota (Fund 14-A). (1)

10.1.43      Copy of Ordinance No. 0-90-01 dated 3/20/90 relating to the Delano franchise. (9)

10.1.44      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Elk River, Minnesota (Fund 14-A). (1)

10.1.45      Copy of Ordinance No. 90-3 dated 2/26/90 relating to the City of Elk River franchise. (9)

10.1.46      Copy of a franchise and related documents thereto  granting a community antenna television system franchise for the
             Township of Hassan, Minnesota (Fund 14-A). (4)

10.1.47      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Maple Lake, Minnesota (Fund 14-A). (1)

10.1.48      Copy of Ordinance No. 38 dated 3/5/90 relating to the City of Maple Lake franchise.  (9)

10.1.49      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Monticello, Minnesota (Fund 14-A). (1)

10.1.50      Copy of Ordinance No. 183 dated 2/26/90 relating to the City of Monticello franchise. (9)

10.1.51      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Township of Monticello, Minnesota (Fund 14-A). (1)

10.1.52      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Township of Ostego, Minnesota (Fund 14-A). (1)

10.1.53      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Rockford, Minnesota (Fund 14-A). (1)

10.1.54      Resolutions 90-14 and 90-15 dated 4/10/90 relating to the City of Rockford franchise. (9)

10.1.55      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Rockford, Minnesota (Fund 14-A). (4)

10.1.56      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of St. Michael, Minnesota (Fund 14-A). (1)

10.1.57      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Watertown, Minnesota (Fund 14-A). (1)

10.1.58      Copy of Ordinance No. 178 relating to the City of Watertown franchise. (9)

10.1.59      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Township of Buena Vista, New Jersey (Fund 14-A). (1)

10.1.60      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Borough of Chesilhurst, New Jersey (Fund 14-A). (1)

10.1.61      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Borough of Folsom, New Jersey (Fund 14-A). (1)

10.1.62      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Township of Monroe, New Jersey (Fund 14-A). (1)

10.1.63      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Township of Washington, New Jersey  (Fund 14-A). (1)

10.1.64      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Township of Waterford, New Jersey (Fund 14-A). (1)

10.1.65      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             Township of Winslow, New Jersey (Fund 14-A). (1)

10.1.66      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             County of Georgetown, South Carolina (Fund 14-B). (9)

10.1.67      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the
             County of Horry, South Carolina (Fund 14-B).  (2)

10.1.68      Copy of a franchise and related documents thereto granting a community antenna television system franchise for Myrtle
             Beach Air Force Base, South Carolina (Fund 14-B). (2)

10.1.69      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Pawley's Island, South Carolina (Fund 14-B). (2)

10.1.70      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Surfside Beach, South Carolina (Fund 14-B). (9)

10.2.1       Loan Agreement dated as of May 30, 1991 among Cable TV Fund 14-A, Ltd. and Wells Fargo Bank, National Association, as
             agent for the various lenders. (Fund 14-A) (9)

10.2.2       Credit Agreement dated as of June 28, 1991 among Cable TV Fund 14-B, Ltd. and Canadian Imperial Bank of Commerce, as
             agent for various lenders. (Fund 14-B) (6)

10.2.3       Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as
             agent for various lenders. (Fund 14-A/B)

10.2.4       First Letter Amendment dated June 11, 1990 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund
             14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B)

10.2.5       Second Letter Amendment dated May 28, 1992 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund
             14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B)

10.3.1       Purchase and Sale Agreement dated as of March 31, 1988 by and between Cable TV Fund 14-A/B Venture as Buyer and Jones
             Intercable, Inc. as Seller. (Fund 14-A/B) (7)

10.3.2       Purchase and Sale Agreement dated as of May 30, 1991, by and between Jones Intercable, Inc. and Fund 14-A. (Fund 14-A)
             (8)


- --------------------

(1)          Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1987 (Commission
             File Nos. 0-15378 and 0-16200)

(2)          Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1988 (Commission
             File Nos. 0-15378 and 0-16200)

(3)          Incorporated by reference from Registrant's Report on  Form 10-K for fiscal year ended December 31, 1989 (Commission
             File Nos. 0-15378 and 0-16200)

(4)          Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1990 (Commission
             File Nos. 0-15378 and 0-16200)

(5)          Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended December 31, 1990 of Jones
             Intercable, Inc. (Commission File No. 1-9953)

(6)          Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1991 (Commission
             File Nos. 0-15378 and 0-16200)

(7)          Incorporated by reference from Registrants' Reports on Form 8-K dated March 31, 1988 (Commission File Nos. 0-15378 and
             0-16200)

(8)          Incorporated by reference from Fund 14-A's Report on Form 8-K dated June 12, 1991 (Commission File No. 0-15378).

(9)          Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1992.

(b)          Reports on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CABLE TV FUND 14-A, LTD.
                                        CABLE TV FUND 14-B, LTD.
                                        Colorado limited partnerships
                                        By:   Jones Intercable, Inc.,
                                              their general partner


                                        By:   /s/ GLENN R. JONES
                                              Glenn R. Jones
                                              Chairman of the Board and Chief
Dated:   March 25, 1994                       Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                        By:      /s/ GLENN R. JONES
                                                                                 --------------------------------------
                                                                                 Glenn R. Jones
                                                                                 Chairman of the Board and Chief
                                                                                 Executive Officer
Dated:                        March 25, 1994                                     (Principal Executive Officer)


                                                                        By:      /s/ KEVIN P. COYLE
                                                                                 --------------------------------------
                                                                                 Kevin P. Coyle
                                                                                 Group Vice President/Finance
                                                                                 and Treasurer
Dated:                        March 25, 1994                                     (Principal Financial Officer)


                                                                        By:      /s/ MICHAEL J. BARTOLEMENTI
                                                                                 --------------------------------------
                                                                                 Michael J. Bartolementi
                                                                                 Controller
Dated:                        March 25, 1994                                     (Principal Accounting Officer)

                                                                        By:      /s/ JAMES B. O'BRIEN
                                                                                 --------------------------------------
                                                                                 James B. O'Brien
Dated:                        March 25, 1994                                     President and Director


                                                                        By:      /s/ JAMES J. KREJCI
                                                                                 --------------------------------------
                                                                                 James J. Krejci
                                                                                 Group Vice President
Dated:                        March 25, 1994                                     and Director


                                                                        By:      /s/ PATRICK J. LOMBARDI
                                                                                 --------------------------------------
                                                                                 Patrick J. Lombardi
Dated:                        March 25, 1994                                     Director


                                                                        By:      /s/ RAYMOND L. VIGIL
                                                                                 --------------------------------------
                                                                                 Raymond L. Vigil
Dated:                        March 25, 1994                                     Director


                                                                        By:
                                                                                 --------------------------------------
                                                                                 George J. Feltovich
Dated:                                                                           Director


                                                                        By:
                                                                                 --------------------------------------
                                                                                 Howard O. Thrall
Dated:                                                                           Director