Form 10-Q
period 1994-03-31
CABLE TV FUND 14-A LTD
filed 1994-05-13
CIK 810334

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1994.
                                      or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_________________to_________________.

                         Commission File Number 0-15378

                           CABLE TV FUND 14-A, LTD.
               Exact name of registrant as specified in charter

Colorado                                                             #84-1024657
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
                     Address of principal executive office

                                 (303) 792-3111
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                No
    -----                                                                 -----

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                March 31,           December 31,
                             ASSETS                                               1994                  1993
                             ------                                          -------------          ------------
CASH                                                                         $     230,618          $    476,782

TRADE RECEIVABLES, less allowance for doubtful receivables of
  $52,735 and $72,862 at March 31, 1994 and December 31, 1993,
  respectively                                                                     756,530               938,470

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       109,585,243           108,455,632
  Less- accumulated depreciation                                               (49,650,282)          (47,132,923)
                                                                             -------------          ------------

                                                                                59,934,961            61,322,709
  Franchise costs, net of accumulated amortization of $19,609,515 and $18,607,312 at March 31, 1994 and December 31, 1993,
    respectively                                                                14,529,147            15,531,350
  Subscriber lists, net of accumulated amortization of $7,746,144 and $7,510,999 at March 31, 1994 and December 31, 1993,
    respectively                                                                 1,910,206             2,145,351
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $689,147 and $660,057 at
    March 31, 1994 and December 31, 1993, respectively                           6,104,111             6,133,201
  Investment in cable television joint venture                                   7,044,572             7,351,293
                                                                             -------------          ------------

              Total investment in cable television properties                   89,522,997            92,483,904

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                    278,096               207,770
                                                                             -------------          ------------

              Total assets                                                   $  90,788,241          $ 94,106,926
                                                                             =============          ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                     March 31,        December 31,
              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                              1994               1993
              -------------------------------------------                         -------------       ------------
LIABILITIES:
  Debt                                                                            $ 74,258,498        $ 75,601,829
  Accounts payable-
    Trade                                                                              162,845             106,674
    General Partner                                                                  1,004,121              58,974
  Accrued liabilities                                                                1,271,990           1,849,282
  Subscriber prepayments                                                               129,896             101,933
                                                                                  ------------        ------------

              Total liabilities                                                     76,827,350          77,718,692
                                                                                  ------------        ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                  1,000               1,000
    Accumulated deficit                                                               (547,622)           (523,349)
                                                                                  ------------        ------------

                                                                                      (546,622)           (522,349)
                                                                                  ------------        ------------

  Limited Partners-
    Net contributed capital (160,000 units outstanding at
    March 31, 1994 and December 31, 1993)                                           68,722,000          68,722,000
    Accumulated deficit                                                            (54,214,487)        (51,811,417)
                                                                                  ------------        ------------

                                                                                    14,507,513          16,910,583
                                                                                  ------------        ------------

              Total liabilities and partners' capital (deficit)                   $ 90,788,241        $ 94,106,926
                                                                                  ============        =============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                                    For the Three Months Ended
                                                                                            March 31,
                                                                                 -------------------------------
                                                                                     1994               1993
                                                                                 -----------        ------------
REVENUES                                                                         $ 9,718,761        $  9,498,149

COSTS AND EXPENSES:
  Operating, general and administrative                                            5,905,876           5,662,220
  Management fees and allocated overhead from General Partner                      1,250,717           1,109,850
  Depreciation and amortization                                                    3,783,797           3,804,044
                                                                                 -----------        ------------

OPERATING LOSS                                                                    (1,221,629)         (1,077,965)
                                                                                 -----------        ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                                  (885,307)           (961,208)
  Other, net                                                                         (13,686)              5,136
                                                                                 -----------        ------------

              Total other income (expense), net                                     (898,993)           (956,072)
                                                                                 -----------        ------------

LOSS BEFORE EQUITY IN NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                                                                   (2,120,622)         (2,034,037)

EQUITY IN NET LOSS OF CABLE TELEVISION JOINT VENTURE                                (306,721)           (387,120)
                                                                                 -----------        ------------

NET LOSS                                                                         $(2,427,343)       $ (2,421,157)
                                                                                 ===========        ============

ALLOCATION OF NET LOSS:
  General Partner                                                                $   (24,273)       $    (24,212)
                                                                                 ===========        ============

  Limited Partners                                                               $(2,403,070)       $ (2,396,945)
                                                                                 ===========        ============

NET LOSS PER LIMITED PARTNERSHIP UNIT                                            $    (15.02)       $     (14.98)
                                                                                 ===========        ============

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                                  160,000             160,000
                                                                                 ===========        ============


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                  ------------------------------
                                                                                       1994             1993
                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(2,427,343)      $(2,421,157)

  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                                                 3,783,797         3,804,044
      Equity in net loss of cable television joint venture                            306,721           387,120
      Amortization of interest rate protection contract                                 4,167            32,738
      Increase (decrease) in advances from General Partner                            945,147          (457,354)
      Decrease in trade receivables                                                   181,940           167,166
      Increase in deposits, prepaid expenses and deferred charges                     (74,493)         (133,230)
      Decrease in trade accounts payable, accrued liabilities and
        subscriber prepayments                                                       (493,158)         (637,488)
                                                                                  -----------       -----------

              Net cash provided by operating activities                             2,226,778           741,839
                                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                          (1,129,611)       (1,859,149)
                                                                                  -----------       -----------

              Net cash used in investing activities                                (1,129,611)       (1,859,149)
                                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                             19,524            19,269
  Repayment of debt                                                                (1,362,855)         (979,757)
  Purchase of interest rate protection contract                                           -             (50,000)
                                                                                  -----------       -----------

              Net cash used in financing activities                                (1,343,331)       (1,010,488)
                                                                                  -----------       -----------

Decrease in cash                                                                     (246,164)       (2,127,798)

Cash, beginning of period                                                             476,782         3,833,407
                                                                                  -----------       -----------

Cash, end of period                                                               $   230,618       $ 1,705,609
                                                                                  ===========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                   $   908,202       $ 1,039,688
                                                                                  ===========       ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A (the "Partnership") at March 31, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

       The Partnership owns and operates the cable television systems serving the areas in and around Turnersville, New Jersey, Buffalo, Minnesota, Naperville, Illinois, Calvert County, Maryland, and certain communities in Central Illinois. In addition, the Partnership owns an approximate 27 percent interest in Cable TV Fund 14-A/B Venture (the "Venture"). The Venture owns and operates the cable television system serving certain areas in Broward County, Florida (the "Broward County System").

(2) Jones Intercable, Inc., a publicly held Colorado corporation, (the "General Partner") manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1994 and 1993 (excluding the Partnership's interest in the Venture) were $485,938 and $474,907, respectively.

       The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on total revenues and/or the cost of partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three month periods ended March 31, 1994 and 1993 (excluding the Partnership's interest in the Venture) were $764,779 and $634,943, respectively.

(3)    Financial information regarding the Venture is presented below.

              UNAUDITED BALANCE SHEETS

                                                                           March 31, 1994       December 31, 1993
                                                                           --------------       -----------------
                 ASSETS
                 ------

Cash and accounts receivable                                                 $   1,293,240           $   1,140,477

Investment in cable television properties                                       69,399,125              70,822,864

Other assets                                                                       399,063                 352,475
                                                                             -------------           -------------

       Total Assets                                                          $  71,091,428           $  72,315,816
                                                                             =============           =============


      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------
Debt                                                                         $  43,434,538           $  43,461,730

Payables and accrued liabilities                                                 1,306,959               1,372,344

Partner's contributed capital                                                   70,000,000              70,000,000

Accumulated deficit                                                            (43,650,069)            (42,518,258)
                                                                             -------------           -------------

       Total liabilities and partners' capital                               $  71,091,428           $  72,315,816
                                                                             =============           =============

UNAUDITED STATEMENTS OF OPERATIONS


                                                                              For the Three Months Ended
                                                                                        March 31,
                                                                           ------------------------------------
                                                                              1994                     1993
                                                                           -----------              -----------
Revenues                                                                   $ 5,495,740              $ 5,505,923

Operating, general and administrative expense                               (3,060,413)              (3,046,276)

Management fees and allocated overhead to General Partner                     (688,291)                (649,086)

Depreciation and amortization                                               (2,304,020)              (2,550,736)
                                                                           -----------              -----------

Operating loss                                                                (556,984)                (740,175)

Interest expense                                                              (576,250)                (701,158)

Other, net                                                                       1,423                   12,844
                                                                           -----------              -----------

Net loss                                                                   $(1,131,811)             $(1,428,489)
                                                                           ===========              ===========

              Management fees and reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totalled $274,787 and $413,504, respectively for the three month period ended March 31, 1994, and $275,296 and $373,790, respectively, for the three month period ended March 31, 1993. Management fees and reimbursements paid by the Venture and attributable to the Partnership totalled $74,467 and $112,059, respectively, for the three months ended March 31, 1994, and $74,605 and $101,297, respectively, for the three months ended March 31, 1993.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


       Capital expenditures totalled approximately $1,130,000 during the first three months of 1994. Approximately 24 percent of the expenditures related to construction of service drops to subscribers homes. Approximately 13 percent of the expenditures was related to system upgrades and rebuilds in all of the Partnership's operating systems. Approximately 13 percent of the expenditures related to new plant construction. The remainder of the expenditures was for various enhancements in all of the Partnership's systems. These expenditures were funded primarily from cash generated from operations. Subject to the regulatory matters discussed below, capital expenditures for the remainder of 1994 are approximately $7,775,000. Approximately 34 percent of the expenditures is for new plant construction. Approximately 24 percent is for construction of service drops to subscribers' homes. Approximately 13 percent is for system upgrades and rebuilds. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the FCC's announcement of a further rulemaking regarding the 1992 Cable Act on February 22, 1994, and the Partnership's liquidity position. Funding for improvements is expected to come from cash on hand, cash generated from operations, and, if available, borrowings under the negotiated credit facility discussed below.

       At December 31, 1992, the then-outstanding balance of $79,000,000 on the Partnership's revolving credit facility converted to a term loan. The term loan is payable in 26 consecutive quarterly installments which began March 31, 1993. The Partnership repaid $1,311,400 during the three-month period ended March 31, 1994. Such repayments were funded from cash on hand, cash generated from operations and advances from the General Partner. Installments for the remainder of 1994 total $3,934,200. Interest on the outstanding principal balance is at the Partnership's option of prime plus 1/4 percent or a fixed rate defined as the CD rate plus 1-3/8 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of March 31, 1993 and 1994 were 4.78 percent and 4.50 percent, respectively. The General Partner is currently negotiating to restructure the loan to establish a revolving credit period and increase the maximum amount available under the credit facility. Until the credit facility is successfully renegotiated, the Partnership will need to rely on cash on hand, cash generated from operations and advances from the General Partner to fund principal repayments and capital expenditures. Advances from the General Partner will be made in the General Partner's discretion and the General Partner has no obligation to make advances to the Partnership.

       On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $5,000,000. The Partnership paid a fee of $50,000. The agreement protects the Partnership from interest rates that exceed 7 percent for three years from the date of the agreement.
The fee is being charged to interest expense over the life of the agreement using the straight-line method.

       Subject to regulatory matters discussed below and assuming successful renegotiation of the credit facility, of which there can be no assurance, the General Partner believes that the Partnership has sufficient sources of capital to meet its presently anticipated needs.

       In addition to those systems owned exclusively by the Partnership, Cable TV Fund 14-A owns an interest of approximately 27 percent in Cable TV Fund 14-A/B Venture (the "Venture"). The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $306,721 compared to the December 31, 1993 balance. This decrease represents the Partnership's portion of the Venture's loss for the first three months of 1994. These losses and the losses of the Partnership are anticipated to continue.

       During the first three months of 1994, capital expenditures in the Venture-owned Broward County System totalled approximately $880,300. Approximately 27 percent of these expenditures related to plant extensions and approximately 31 percent related to service drops to homes. Rebuild of the cable plant accounted for approximately 11 percent of these expenditures. The remainder of the expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Anticipated capital expenditures for the remainder of 1994 are approximately $2,243,000. Plant extensions are expected to account for approximately 24 percent of the remaining expenditures. Approximately 25 percent will relate to service drops to homes. Approximately 16 percent will relate to converter replacements. Approximately 10 percent will relate to plant rebuilds in the Broward County System. The remainder of the anticipated expenditures is for various enhancements in the Broward

County System. These capital expenditures will be funded from cash on hand and cash generated from operations. The level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the FCC's announcement of a further rulemaking regarding the 1992 Cable Act on February 22, 1994.

       On December 31, 1992, the then outstanding balance of $46,800,000 on the Venture's credit facility converted to a term loan. The balance outstanding on the term loan at March 31, 1994 was $43,290,000. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. Installments due during 1994 were scheduled to be $3,510,000, however the General Partner obtained a waiver of the installment due March 31, 1994 to provide liquidity for capital expenditures. The General Partner is negotiating to reduce principal payments further as well as adjust certain leverage covenants of the credit facility. The regulatory matters discussed below may have an adverse effect on the General Partner's ability to renegotiate the credit facility. If the General Partner is unsuccessful in renegotiating this credit facility, which is not anticipated, the Venture will have to rely on cash on hand, cash generated from operations and, in its discretion, advances from the General Partner to fund scheduled principal repayments and capital expenditures. Interest is at the Venture's option of prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of March 31, 1994 and 1993 are 5.04 percent and 4.78 percent, respectively. In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from interest rates that exceeded 7 percent for three years from the date of the agreement.

       Subject to regulatory matters discussed below and the General Partner's ability to successfully renegotiate the Venture's credit facility, the General Partner believes that the Venture has sufficient sources of capital to service its presently anticipated needs.

Regulation and Legislation

     Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by the Partnership and the Venture, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

     Based on the General Partner's assessment of the FCC's rulemakings concerning rate regulation under the 1992 Cable Act, the Partnership and the Venture reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease is not as severe as originally anticipated. On February 22, 1994, the FCC announced a further rulemaking which could reduce rates further. The new rate regulations, which were released in March 1994, will be effective on May 15, 1994. However, the rules provide for a deferral of refund liability for 60 days under certain conditions, effectively making the rules effective on July 14, 1994. The new rate regulations will likely require further reductions in rates in most of the Partnership's and the Venture's systems. The General Partner has not yet been able to quantify the impact of the new rate regulations, but it believes that the new rate regulations will have a negative effect on revenues and operating income before depreciation and amortization. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings, (b) product re- marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

     The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

     The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned by the Partnership and the Venture, no television stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions, and the General Partner expects to finally conclude retransmission consent negotiations with those remaining stations whose signals are being carried pursuant to extensions without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative effect on the system.

       There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision has been appealed directly to the United States Supreme Court and a decision is expected in the next several months. Appeals have been filed in a Federal appellate court challenging the validity of the FCC's retransmission consent rules.

                             RESULTS OF OPERATIONS

       Revenues of the Partnership increased $220,612, or approximately 2 percent, from $9,498,149 for the first quarter of 1993 to $9,718,761 for the first quarter of 1994. An increase in the subscriber base primarily accounted for the increase in revenues. Basic subscribers increased 4,055 or approximately 5 percent, from 88,434 at March 31, 1993 to 92,489 at March 31, 1994. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993 with which the Partnership complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further. No other individual factor was significant to the increases in revenues.

       Operating, general and administrative expenses increased $243,656, or approximately 4 percent, from $5,662,220 in 1993 to $5,905,876 in 1994.
Operating, general and administrative expense represented 61 percent of revenue in 1994 compared to 60 percent in 1993. An increase in programming fees primarily accounted for the increase. This increase was due, in part, to the increase in the basic subscriber base. No other individual factor was significant to the increase in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $140,867, or approximately 13 percent, from $1,109,850 in 1993 to $1,250,717 in
1994. The increase is due primarily to an increase in expenses allocated from the General Partner. Depreciation and amortization expense decreased $20,247 or approximately 1 percent, from $3,804,044 in 1993 to $3,783,797 in 1994 primarily due to the maturation of a portion of the tangible asset base.

       Operating loss increased $143,664, or approximately 13 percent, from $1,077,965 in 1993 to $1,221,629 in 1994. The increase is due to the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenues. Operating income before depreciation and amortization decreased $163,911, or approximately 6 percent, from $2,726,079 for the three months ended March 31, 1993 to $2,562,168 for the similar period in 1994. This decrease is due to the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the increase in revenues.

       Interest expense decreased $75,901, or approximately 8 percent, from $961,208 in 1993 to $885,307 in 1994 due primarily to lower outstanding balances on interest bearing obligations. Loss before equity in net loss of cable television joint venture increased $86,585, or approximately 4 percent, from $2,034,037 in 1993 to $2,120,622 in 1994 primarily due to the increase in operating loss.

       In addition to the systems owned exclusively by the Partnership, Cable TV Fund 14-A owns an approximate 27 percent interest in the Venture.

     The Venture's revenues decreased $10,183, or less than 1 percent, from $5,505,923 for the three months ended March 31, 1993 to $5,495,730 in 1994.
This decrease in revenues is due to the reduction in basic rates due to basic rate regulations issued by the FCC in May 1993 with which the Venture complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, could reduce rates further. The decrease in revenue due to rate reductions was offset, in part, by increases in basic subscribers and pay units of 6 percent and 12 percent, respectively. Basic subscribers totalled 46,611 at March 31, 1994 compared to 44,043 at March 31, 1993. Pay units totalled 39,157 at March 31, 1994 compared to 34,959 at March 31, 1993. No other individual factor was significant to the decrease in revenues.

     Operating, general and administrative expense increased $14,137, or less than one percent, from $3,046,276 at March 31, 1993 to $3,060,413 at March 31, 1994. Operating, general and administrative expense represented 55 percent of revenue for the first quarter of 1993 compared to 56 percent for the similar period in 1994. The increase in operating, general and administrative expense was due primarily to increases in programming fees. No other individual factor was significant to the increase in operating, general and administrative expense. Management fees and allocated overhead from the General Partner increased $39,205, or approximately 6 percent, from $649,086 at March 31, 1993 to $688,291 at March 31, 1994 due primarily to an increase in expenses allocated from the General Partner. Depreciation and amortization expense decreased $246,716, or approximately 10 percent, from $2,550,736 at March 31, 1993 to $2,304,020 at March 31, 1994. This decrease is due to the maturation of the Venture's asset base.

     In the Broward County System, operating loss decreased $183,191, or approximately 25 percent, from $740,175 at March 31, 1993 to $556,984 at March 31, 1994 due to the decrease in depreciation and amortization expense. Operating income before depreciation and amortization decreased $63,525, or approximately 4 percent, from $1,810,561 for the three months ended March 31, 1993 to $1,747,036 for the similar period in 1994. This decrease is due to the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the increase in revenues.

     Interest expense decreased $124,908, or approximately 18 percent, from $701,158 at Marach 31, 1993 to $576,250 at March 31, 1994 due to lower outstanding balances on interest bearing obligations. Net loss of the Venture decreased $296,678, or approximately 21 percent, from $1,428,489 at March 31, 1993 to $1,131,811 at March 31, 1994. This decrease was primarily attributed to the improvement in operating loss and the decrease in interest expense. These losses are the result of the factors discussed above and are expected to continue in the future.

                          Part II - OTHER INFORMATION

NONE

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CABLE TV FUND 14-A
                                        BY: JONES INTERCABLE, INC.
                                            General Partner



                                        By: /s/ KEVIN P. COYLE
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)

Dated: May 13, 1994