Form 10-Q
period 1994-06-30
CABLE TV FUND 14-A LTD
filed 1994-08-11
CIK 810334

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1994.
                                      or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________.

                         Commission File Number 0-15378

                           CABLE TV FUND 14-A, LTD.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             #84-1024657
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                 (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


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

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                 June 30,          December 31,
                                                                                   1994               1993
                                                                                ------------       ------------
                          ASSETS
                          ------

CASH                                                                            $    274,494       $    476,782

TRADE RECEIVABLES, less allowance for doubtful receivables
  of $65,310 and $72,862 at June 30, 1994 and December 31, 1993,
    respectively                                                                     849,737            938,470

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                         111,338,652        108,455,632
  Less- accumulated depreciation                                                 (52,106,416)       (47,132,923)
                                                                                ------------       ------------

                                                                                  59,232,236         61,322,709

  Franchise costs, net of accumulated amortization of $20,611,717 and
    $18,607,312 at June 30, 1994 and December 31, 1993, respectively              13,526,945         15,531,350
  Subscriber lists, net of accumulated amortization of $7,981,288 and
    $7,510,999 at June 30, 1994 and December 31, 1993, respectively                1,675,062          2,145,351
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $718,238 and $660,057 at June 30, 1994
    and December 31, 1993, respectively                                            6,075,020          6,133,201
  Investment in cable television joint venture                                     6,694,497          7,351,293
                                                                                ------------       ------------

         Total investment in cable television properties                          87,203,760         92,483,904

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                          276,809            207,770
                                                                                ------------       ------------

         Total assets                                                           $ 88,604,800       $ 94,106,926
                                                                                ============       ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                  June 30,          December 31,
                                                                                    1994                1993
                                                                                ------------        ------------
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
         -------------------------------------------

LIABILITIES:
  Debt                                                                          $ 74,237,308        $ 75,601,829
  Accounts payable-
    Trade                                                                            186,745             106,674
    General Partner                                                                  837,527              58,974
  Accrued liabilities                                                              1,509,623           1,849,282
  Subscriber prepayments                                                             113,205             101,933
                                                                                ------------        ------------

         Total liabilities                                                        76,884,408          77,718,692
                                                                                ------------        ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                1,000               1,000
    Accumulated deficit                                                            ( 570,027)           (523,349)
                                                                                ------------        ------------

                                                                                    (569,027)           (522,349)
                                                                                ------------        ------------

  Limited Partners-
    Net contributed capital (160,000 units outstanding at
       June 30, 1994 and December 31, 1993)                                       68,722,000          68,722,000
    Accumulated deficit                                                          (56,432,581)        (51,811,417)
                                                                                ------------        ------------

                                                                                  12,289,419          16,910,583
                                                                                ------------        ------------

         Total liabilities and partners' capital (deficit)                      $ 88,604,800        $ 94,106,926
                                                                                ============        ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                For the Three Months Ended                 For the Six Months Ended
                                                          June 30,                                 June 30,
                                              ------------------------------           ------------------------------

                                                  1994               1993                  1994               1993
                                              -----------        -----------           -----------        -----------
REVENUES                                      $10,058,002        $ 9,826,039           $19,776,763        $19,324,188

COSTS AND EXPENSES:
  Operating, general and administrative         5,883,175          5,547,576            11,789,051         11,209,796
  Management fees and allocated
    overhead from General Partner               1,247,203          1,136,745             2,497,920          2,246,595
  Depreciation and amortization                 3,722,572          3,786,862             7,506,369          7,562,956
                                              -----------        -----------           -----------        -----------

OPERATING LOSS                                   (794,948)          (645,144)           (2,016,577)        (1,695,159)
                                              -----------        -----------           -----------        -----------

OTHER INCOME (EXPENSE):
  Interest expense                               (996,403)          (928,716)           (1,881,710)        (1,889,924)
  Other, net                                      (99,073)            27,362              (112,759)             4,548
                                              -----------        -----------           -----------        -----------

         Total other income (expense), net     (1,095,476)          (901,354)           (1,994,469)        (1,885,376)
                                              -----------        -----------           -----------        -----------

LOSS BEFORE EQUITY IN NET
  LOSS OF CABLE TELEVISION
  JOINT VENTURE                                (1,890,424)        (1,546,498)           (4,011,046)        (3,580,535)

EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                       (350,075)          (261,698)             (656,796)          (648,818)
                                              -----------        -----------           -----------        -----------

NET LOSS                                      $(2,240,499)       $(1,808,196)          $(4,667,842)       $(4,229,353)
                                              ===========        ===========           ===========        ===========

ALLOCATION OF NET LOSS:
  General Partner                             $   (22,405)       $   (18,082)          $   (46,678)       $   (42,294)
                                              ===========        ===========           ===========        ===========

  Limited Partners                            $(2,218,094)       $(1,790,114)          $(4,621,164)       $(4,187,059)
                                              ===========        ===========           ===========        ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                            $    (13.86)       $    (11.19)          $    (28.88)       $    (26.17)
                                              ===========        ===========           ===========        ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                               160,000            160,000               160,000            160,000
                                              ===========        ===========           ===========        ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                               For the Six Months Ended
                                                                                       June 30,
                                                                           -------------------------------

                                                                               1994                1993
                                                                           ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $ (4,667,842)       $(4,229,353)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
      Depreciation and amortization                                           7,506,369          7,612,628
      Equity in net loss of cable television joint venture                      656,796            648,818
      Amortization of interest rate protection contract                           8,334             51,697
      Increase (decrease) in advances from General Partner                      778,553          (457,354)
      Decrease in trade receivables                                              88,733            108,882
      Increase in deposits, prepaid expenses and other assets                   (77,374)          (220,428)
      Decrease in accounts payable, accrued liabilities and
        subscriber prepayments                                                 (248,316)          (379,140)
                                                                           ------------        -----------

         Net cash provided by operating activities                            4,045,253          3,135,750
                                                                           ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                    (2,883,020)        (3,436,374)
                                                                           ------------        -----------

         Net cash used in investing activities                               (2,883,020)        (3,436,374)
                                                                           ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       40,912             19,269
  Repayment of debt                                                          (1,405,433)        (1,960,119)
                                                                           ------------        -----------

         Net cash used in financing activities                               (1,364,521)        (1,940,850)
                                                                           ------------        -----------

Decreases in cash                                                              (202,288)        (2,241,474)

Cash, beginning of period                                                       476,782          3,833,407
                                                                           ------------        -----------

Cash, end of period                                                        $    274,782        $ 1,591,933
                                                                           ============        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                            $  1,847,028        $ 1,953,258
                                                                           ============        ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A (the "Partnership") at June 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television systems serving the areas in and around Turnersville, New Jersey, Buffalo, Minnesota, Naperville, Illinois, Calvert County, Maryland and certain communities in Central Illinois. In addition, the Partnership owns an approximate 27 percent interest in Cable TV Fund 14-A/B Venture (the "Venture"). The Venture owns and operates the cable television system serving certain areas in Broward County, Florida (the "Broward County System").

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1994 (excluding the Partnership's interest in the Venture) were $502,900 and $988,838, respectively, as compared to $491,302 and $966,209, respectively, for the similar 1993 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on total revenues and/or the cost of partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1994 (excluding the Partnership's interest in the Venture) were $744,303 and $1,509,082, respectively, as compared to $645,443 and $1,280,386, respectively, for the similar 1993 periods.

(3)      Financial information regarding the Venture is presented below:

                            UNAUDITED BALANCE SHEETS

                                                                      June 30, 1994       December 31, 1993
                                                                      -------------       -----------------
                 ASSETS
                 ------

Cash and accounts receivable                                           $  1,141,627          $  1,140,477

Investment in cable television properties                                67,948,800            70,822,864

Other assets                                                                518,795               352,475
                                                                       ------------          ------------

         Total assets                                                  $ 69,609,222          $ 72,315,816
                                                                       ============          ============

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Debt                                                                   $ 43,021,190          $ 43,461,730

Payables and accrued liabilities                                          1,529,893             1,372,344

Partners' contributed capital                                            70,000,000            70,000,000

Accumulated deficit                                                     (44,941,861)          (42,518,258)
                                                                       ------------          ------------

         Total liabilities and partners' capital                       $ 69,609,222          $ 72,315,816
                                                                       ============          ============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                              For the Three Months Ended                For the Six Months Ended
                                                                       June 30,                                 June 30,
                                                           -------------------------------           -------------------------------

                                                              1994                1993                  1994               1993
                                                           -----------         -----------           -----------        -----------
Revenues                                                   $ 5,478,181         $ 5,639,679           $10,973,921        $11,145,602

Operating, general and administrative expense               (3,136,788)         (3,108,203)           (6,197,201)        (6,154,479)

Management fees and allocated overhead
  from General Partner                                        (674,876)           (677,430)           (1,363,167)        (1,326,516)

Depreciation and amortization                               (2,286,350)         (2,253,311)           (4,590,370)        (4,804,047)
                                                           -----------         -----------           -----------        -----------

Operating loss                                                (619,833)           (399,265)           (1,176,817)        (1,139,440)

Interest expense                                              (639,272)           (584,442)           (1,215,522)        (1,285,600)
Other, net                                                     (32,687)             18,037               (31,264)            30,881
                                                           -----------         -----------           -----------        -----------

         Net loss                                          $(1,291,792)        $  (965,670)          $(2,423,603)       $(2,394,159)
                                                           ===========         ===========           ===========        ===========

         Management fees paid to the General Partner by the Venture totalled $273,909 and $548,696 respectively, for the three and six month periods ended June 30, 1994, as compared to $281,984 and $557,280, respectively, for the similar 1993 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totalled $400,967 and $814,471, respectively, for the three and six month periods ended June 30, 1994, as compared to $395,446 and $769,236 for the similar 1993 periods. Management fees paid by the Venture and attributable to the Partnership totalled $74,249 and $148,697, respectively, for the three and six months ended June 30, 1994, as compared to $76,418 and $151,023, respectively, for the similar 1993 periods. Reimbursements paid by the Venture and attributable to the Partnership totalled $108,662 and $220,722, respectively, for the three and six months ended June 30, 1994, as compared to $107,166 and $208,463, respectively, for the similar 1993 periods.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         Capital expenditures for the Partnership's directly owned systems totalled approximately $2,883,000 during the first six months of 1994. Approximately 33 percent of the expenditures related to construction of service drops to subscriber's homes. Approximately 21 percent of the expenditures related to new plant construction. Approximately 13 percent of the expenditures related to system upgrades and rebuilds in all of the Partnership's operating systems. The remainder of the expenditures was for various enhancements in all of the Partnership's systems. These expenditures were funded primarily from cash generated from operations. Subject to the regulatory matters discussed below, estimated capital expenditures for the remainder of 1994 are approximately $6,458,000. Approximately 35 percent of the expenditures is for new plant construction. Approximately 19 percent is for system upgrades and rebuilds. Approximately 19 percent is for construction of service drops to subscribers' homes. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Partnership's liquidity position. Funding for improvements is expected to come from cash on hand, cash generated from operations and borrowings under the negotiated credit facility discussed below.

         At December 31, 1992, the then-outstanding balance of $79,000,000 on the Partnership's revolving credit facility converted to a term loan. The term loan is payable in 26 consecutive quarterly installments which began March 31, 1993. The Partnership repaid $1,311,400 during the first six months of 1994. At June 30, 1994, $74,023,000 was outstanding under this agreement. Such repayments were funded from cash on hand, cash generated from operations and advances from the General Partner. In July 1994, the Partnership completed negotiation of a new $80,000,000 credit facility. The revolving credit facility expires on September 30, 1996, at which time the outstanding balance is payable in quarterly installments through March 31, 2002. Interest on the outstanding principal balance is at the Partnership's option of prime plus 1/4 percent or a fixed rate defined as the CD rate plus 1-3/8 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of June 30, 1993 and 1994 were 4.50 percent and 5.64 percent, respectively.

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $5,000,000. The Partnership paid a fee of $50,000 for this coverage. The agreement protects the Partnership from interest rates that exceed 7 percent for three years from the date of the agreement. The fee is being charged to interest expense over the life of the agreement using the straight-line method.

         Subject to regulatory matters discussed below, the General Partner believes that the Partnership has sufficient sources of capital to service its presently anticipated needs.

         In addition to those systems owned exclusively by the Partnership, Cable TV Fund 14-A owns an interest of approximately 27 percent in Cable TV Fund 14-A/B Venture (the "Venture"). The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $656,796 compared to the December 31, 1993 balance. This decrease represents the Partnership's portion of the Venture's loss for the first six months of 1994. These losses and the losses of the Partnership are anticipated to continue.

         During the first six months of 1994, capital expenditures of the Venture-owned Broward County System totalled approximately $1,665,000. The construction of service drops to homes and plant extensions accounted for approximately 24 percent and 19 percent, respectively, of the expenditures. Rebuild and upgrade projects accounted for approximately 11 percent of the expenditures. The remainder of the capital expenditures were for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Budgeted capital expenditures for the remainder of 1994 are approximately $1,200,000. Of this total, 33 percent is for cable television plant extensions, 32 percent is for the construction of service drops to homes. The remainder of the expenditures is for various enhancements in the Broward County System. Such capital expenditures are expected to be funded from cash generated from operations and cash on hand. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Venture's liquidity position.

         On December 31, 1992, the then outstanding balance of $46,800,000 on the Venture's credit facility converted to a term loan. The balance outstanding on the term loan at June 30, 1994 was $42,900,156. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In June 1994, the General Partner completed negotiation to adjust the level of principal payments in order to provide liquidity for capital expenditures. The Venture repaid principal of $389,844 on June 30, 1994. Principal payments for the remainder of 1994 total $779,688. Interest is at the Venture's option of prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of June 30, 1994 and 1993 were 5.74 percent and 4.79 percent, respectively. In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250 for this coverage. The agreement protects the Venture from interest rates that exceeded 7 percent for three years from the date of the agreement.

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

         In compliance with these rules, the Partnership and the Venture reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re- packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost of service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The Partnership has elected to file cost-of-service showings in the Buffalo, Minnesota, Naperville, Illinois and Calvert County, Maryland systems. The Partnership complied with the new benchmark regulations and reduced rates in the Turnersville, New Jersey and Central Illinois systems, resulting in an annualized reduction of operating income before depreciation and amortization of $150,000, or approximately 1 percent, in such systems that have reduced rates. In the systems electing cost-of-service, the General Partner anticipates no reduction in revenues or operating income before depreciation and amortization. The Partnership will continue its efforts to mitigate the effect of such rate reduction.

         The Venture complied with the new benchmark regulation and reduced rates in the Broward County System. The annualized reduction in operating income before depreciation and amortization is approximately $160,000, or approximately 2 percent. The Venture will continue its efforts to mitigate the effect of such rate reductions.

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

         The retransmission consent rules went into effect on October 6, 1993. Throughout the cable television systems owned by the Partnership and the Venture no television stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions, and the General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative effect on the system.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $231,963, or approximately 2 percent, from $9,826,039 for the three months ended June 30, 1993 to $10,058,002 for the comparable 1994 period. Revenues increased $452,575, or approximately 2 percent, from $19,324,188 in the first six months of 1993 to $19,776,763 in the comparable 1994 period. An increase in the subscriber base primarily accounted for the increase in revenues for the three and six month periods. Basic subscribers increased 5,321, or approximately 6 percent from 88,657 at June 30, 1993 to 93,978 at June 30, 1994. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993 with which the Partnership complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented, July 14, 1994, reduced certain rates further. See regulation and legislation discussion above. No other individual factor was significant to the increase in revenues.

         Operating, general and administrative expenses increased $335,599, or approximately 6 percent, from $5,547,576 for the three months ended June 30, 1993 to $5,883,175 for the comparable 1994 period. For the six months ended June 30, 1994 and 1993, operating, general and administrative expenses increased $579,255, or approximately 5 percent, from $11,209,796 in 1993 to $11,789,051 in 1994. Operating, general and administrative expense represented 56 percent and 58 percent, respectively, of revenues for the three and six month periods of 1993 compared to 58 percent and 60 percent, respectively, for the comparable 1994 periods. Increases in programming fees primarily accounted for the increase for the three and six months periods. The increases in programming fees were due, in part, to increases in the basic subscriber base. No other individual factor was significant to the increases in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $110,458, or approximately 10 percent, from $1,136,745 for the three months ended June 30, 1993, to $1,247,203 for the comparable 1994 period. For the six months ended June 30, 1994 and 1993, management fees and allocated overhead from the General Partner increased $251,325, or approximately 11 percent, from $2,246,595 in 1993 to $2,497,920 in
1994. The increase is due to the increase in revenues, upon which management fees and allocated overhead are based, and an increase in allocated expense from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which is allocated to the Partnership.

         Depreciation and amortization expense decreased $64,290, or approximately 2 percent, from $3,786,862 for the three months ended June 30, 1993 to $3,722,572 for the comparable 1994 period. For the six month periods ended June 30, 1994 and 1993, depreciation and amortization expense decreased $56,587, or approximately 1 percent, from $7,562,956 in 1993 to $7,506,369 in
1994. The decreases are primarily due to the maturation of a portion of the tangible asset base.

         Operating loss increased $149,804, or approximately 23 percent, from $645,144 for the three month period ended June 30, 1993 to $794,948 for the comparable 1994 period. For the six month periods ended June 30, 1994 and 1993, operating loss increased $321,418, or approximately 19 percent, from $1,695,159 at June 30, 1993 to $2,016,577 at June 30, 1994. These increases were due to the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner exceeding the increases in revenues and the decreases in depreciation and amortization expense. Operating income before depreciation and amortization decreased $214,094, or approximately 7 percent, from $3,141,718 for the three months ended June 30, 1993 to $2,927,624 in 1994. Operating income before depreciation and amortization decreased $378,005, or approximately 6 percent from $5,867,797 for the six months ended June 30, 1993 to $5,489,792 in 1994. These decreases are due to the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the increase in revenues. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the General Partner which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases (due to, among other things, programming fees, reregulation and competition) that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings;
(c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

         Interest expense increased $67,687, or approximately 7 percent, from $928,716 for the three month period ended June 30, 1993 to $996,403 for the comparable 1994 period. The increase in interest expense was due to a higher effective interest rate. For the six month periods ended June 30, 1994 and 1993, interest expense decreased $8,214, or less than 1 percent, from
$1,889,924 at June 30, 1993 to $1,881,710 at June 30, 1994.   This decrease in
expense was due to lower outstanding balances on interest bearing obligations. Loss before equity in net loss of cable television joint venture increased $343,926 or approximately 22 percent, from $1,546,498 for the three months ended June 30, 1993 to $1,890,424 for the comparable 1994 period. For the six months ended June 30, 1994 and 1993, loss before equity in net loss of cable television joint venture increased $430,511, or approximately 12 percent, from $3,580,535 to $4,011,046. These increases were primarily due to the increases in operating loss.

         In addition to the systems owned exclusively, by the Partnership, Cable TV Fund 14-A owns an approximate 27 percent interest in the Venture.

         The Venture's revenues decreased $161,498, or approximately 3 percent, from $5,639,679 to $5,478,181 for the three month period ended June 30, 1994 as compared to 1993. Revenues for the six month periods ended June 30, 1993 and 1994 decreased $171,681, or approximately 2 percent, from $11,145,602 in 1993 to $10,973,921 in 1994. These decreases in revenue are due to the reduction in basic rates due to basic rate regulations issued by the FCC in May 1993, with which the Venture complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which, when implemented on July 14, 1994 reduced rates further. The decrease in revenue due to rate reductions was offset, in part, by increases in basic subscribers and pay units. The Broward System has added 2,242 basic subscribers since June 30, 1993, an increase of 5 percent. Basic subscribers totalled 45,324 at June 30, 1994 compared to 43,082 at June 30, 1993. Pay units totalled 38,691 at June 30, 1994 compared to 35,169 at June 30 1993, an approximate increase of 10 percent. No other individual factor significantly affected the decrease in revenues.

         Operating, general and administrative expense increased $28,585, or approximately 1 percent, from $3,108,203 to $3,136,788 for the three month period ended June 30, 1994 as compared to 1993. For the six month periods ended June 30, 1994 and 1993, operating, general and administrative expense increased $42,722, or approximately 1 percent, from $6,154,479 at June 30, 1993 to $6,197,201 at June 30, 1994. Operating, general and administrative expense represented 57 percent of revenue for both the three and six month periods ended June 30, 1994 compared to 55 percent for both the three and six month periods ended June 30, 1993. These increases in operating, general and administrative expense are due to increases in personnel related costs and programming fees which are offset by decreases in franchise fee expense and copyright expense caused by the decreases in revenues. No other individual factor significantly affected the increases. Management fees and allocated overhead from the General Partner decreased $2,554, or less than 1 percent, from $677,430 to $674,876 for the three month periods ended June 30, 1994 and 1993. For the six month periods ended June 30, 1994 and 1993, management fees and allocated overhead from the General Partner increased $36,651 or approximately 3 percent, from $1,326,516 at June 30, 1993 to $1,363,167 at June 30, 1994 due to an increase in expenses allocated from the General Partner. Depreciation and amortization expense increased $33,039, or approximately 1 percent, from $2,253,311 in 1993 to $2,286,350 for the three month period ended June 30, 1994, due to capital additions in 1993. For the six month periods ended June 30, 1994 and 1993, depreciation and amortization expense decreased $213,677, or approximately 4 percent, from $4,804,047 at June 30, 1993 to $4,590,370 at June 30, 1994. This decrease in depreciation and amortization expense are attributable to the maturation of the Venture's asset base.

         In the Broward County System, operating loss for the three month period increased $220,568 or approximately 55 percent, from $399,265 at June 30, 1993 to $619,833 at June 30, 1994, due primarily to the decrease in revenue and the increase in operating, general and administrative expense. For the six month periods ended June 30, 1994 and 1993, operating loss increased $37,377 or approximately 3 percent from $1,139,440 at June 30, 1993 to $1,176,817 at June 30, 1994. This increase is due to the increases in operating, general and administrative expense and the decrease in revenues exceeding the decrease in depreciation and amortization expense.

         Interest expense increased $54,830, or approximately 9 percent, from $584,442 to $639,272 for the three month periods ended June 30, 1994 and 1993. This increase is due to higher effective interest rates on interest-bearing obligations. For the six month periods ended June 30, 1994 and 1993, interest expense decreased $70,078, or approximately 5 percent, from $1,285,600 at June 30, 1993 to $1,215,522 at June 30, 1994, due to lower outstanding balances on interest-bearing obligations. Net loss increased $326,122, or approximately 34 percent, from $965,670 to $1,291,792 for the three month periods ended June 30, 1994 and 1993. For the six month periods ended June 30, 1994 and 1993, net loss increased $29,444, or approximately 1 percent, from $2,394,159 at June 30, 1993 to $2,423,603 at June 30, 1994. These losses are the result of the factors discussed above and are expected to continue in the future.

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

Dated:  August 11, 1994