Form 10-Q
period 1994-09-30
CABLE TV FUND 14-A LTD
filed 1994-11-10
CIK 810334

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1994
                                      or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________to _________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                               No
     ---                                                                 ---

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                            September 30,           December 31,
                     ASSETS                                                    1994                    1993
                     ------                                             --------------------    --------------------
CASH                                                                      $     362,778           $     476,782

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $79,097 and $72,862
  at September 30, 1994 and December 31, 1993,
  respectively                                                                  837,990                 938,470

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                    114,182,942             108,455,632
  Less- accumulated depreciation                                            (54,559,776)            (47,132,923)
                                                                          -------------           -------------

                                                                             59,623,166              61,322,709

  Franchise costs, net of accumulated
    amortization of $21,613,920 and $18,607,312
    at September 30, 1994 and December 31, 1993,
    respectively                                                             12,524,742              15,531,350
  Subscriber lists, net of accumulated
    amortization of $8,216,433 and $7,510,999
    at September 30, 1994 and December 31, 1993,
    respectively                                                              1,439,917               2,145,351
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $747,329 and $660,057 at September 30, 1994
    and December 31, 1993, respectively                                       6,045,929               6,133,201
  Investment in cable television joint venture                                6,289,168               7,351,293
                                                                          -------------           -------------

                 Total investment in cable
                    television properties                                    85,922,922              92,483,904

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                 864,568                 207,770
                                                                          -------------           -------------

                 Total assets                                             $  87,988,258           $  94,106,926
                                                                          =============           =============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                         September 30,         December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                            1994                  1993
     --------------------------------------------                       ---------------       ---------------
LIABILITIES:
  Debt                                                                  $ 77,394,725           $ 75,601,829
  Accounts payable -
     Trade                                                                    38,867                106,674
     General Partner                                                           -                     58,974
  Accrued liabilities                                                      1,153,384              1,849,282
  Subscriber prepayments                                                     121,463                101,933
                                                                        ------------           ------------

          Total liabilities                                               78,708,439             77,718,692
                                                                        ------------           ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                        1,000                  1,000
    Accumulated deficit                                                     (594,433)              (523,349)
                                                                        ------------           ------------

                                                                            (593,433)              (522,349)
                                                                        ------------           ------------

  Limited Partners-
    Net contributed capital (160,000 units
      outstanding at September 30, 1994 and
      December 31, 1993)                                                  68,722,000             68,722,000
    Accumulated deficit                                                  (58,848,748)           (51,811,417)
                                                                        ------------           ------------


                                                                           9,873,252             16,910,583
                                                                        ------------           ------------

                 Total liabilities and
                   partners' capital (deficit)                          $ 87,988,258           $ 94,106,926
                                                                        ============           ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                               For the Three Months Ended                For the Nine Months Ended
                                                      September 30,                            September 30,
                                           -----------------------------------       -----------------------------------

                                                 1994               1993                   1994               993
                                           ----------------   ----------------       ----------------   ---------------
REVENUES                                   $ 10,200,526       $    9,731,697           $ 29,977,289      $  29,055,885

COSTS AND EXPENSES:
  Operating, general and
    administrative                            5,872,104            5,475,250             17,661,155         16,685,046
  Management fees and
    allocated overhead
    from General Partner                      1,220,774            1,157,216              3,718,694          3,403,811
  Depreciation and
    amortization                              3,719,799            3,802,116             11,226,168         11,365,072
                                           ------------       --------------           ------------      -------------

OPERATING LOSS                                 (612,151)            (702,885)            (2,628,728)        (2,398,044)
                                           ------------       --------------           ------------      -------------

OTHER INCOME (EXPENSE):
  Interest expense                           (1,338,740)            (918,419)            (3,220,450)        (2,808,343)
  Other, net                                    (84,353)             (22,311)              (197,112)           (17,763)
                                           ------------       --------------           ------------      -------------
          Total other income
            (expense), net                   (1,423,093)            (940,730)            (3,417,562)        (2,826,106)
                                           ------------       --------------           ------------      -------------

LOSS BEFORE EQUITY IN NET
  LOSS OF CABLE TELEVISION
  JOINT VENTURE                              (2,035,244)          (1,643,615)            (6,046,290)        (5,224,150)

EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                     (405,329)            (298,665)            (1,062,125)          (947,483)
                                           ------------       --------------           ------------      -------------

NET LOSS                                   $ (2,440,573)      $   (1,942,280)          $ (7,108,415)     $  (6,171,633)
                                           ============       ==============           ============      =============

ALLOCATION OF NET LOSS:
  General Partner                          $    (24,406)      $      (19,422)          $    (71,084)     $     (61,716)
                                           ============       ==============           ============      =============

  Limited Partners                         $ (2,416,167)      $   (1,922,858)          $ (7,037,331)     $  (6,109,917)
                                           ============       ==============           ============      =============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                         $     (15.10)      $       (12.02)          $     (43.98)     $      (38.19)
                                           ============       ==============           ============      =============

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                   160,000              160,000                160,000            160,000
                                           ============       ==============           ============      =============


            The accompanying notes to unaudited financial statements

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                 For the Nine Months Ended
                                                                                         September 30,
                                                                            --------------------------------------
                                                                                     1994              1993
                                                                            ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $   (7,108,415)      $ (6,171,633)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                             11,226,168         11,437,346
      Equity in net loss of cable television
        joint venture                                                            1,062,125            947,483
      Amortization of interest rate protection
        contract                                                                    12,501             55,864
      Decrease in advances from General Partner                                    (58,974)          (457,354)
      Decrease (increase) in trade receivables                                     100,480           (308,301)
      Increase in deposits, prepaid expenses
        and deferred charges                                                      (669,300)          (236,639)
      Decrease in accounts payable, accrued
        liabilities and subscriber prepayments                                    (744,175)          (596,515)
                                                                            --------------       ------------

                 Net cash provided by operating activities                       3,820,410          4,670,251
                                                                            --------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                       (5,727,310)        (4,741,460)
                                                                            --------------       ------------

                         Net cash used in investing activities                  (5,727,310)        (4,741,460)
                                                                            --------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                      77,267,313             78,925
  Repayment of debt                                                            (75,474,417)        (2,930,409)
                                                                            --------------       ------------

                 Net cash provided by (used in) financing activities             1,792,896         (2,851,484)
                                                                            --------------       ------------

Decrease in cash                                                                  (114,004)        (2,922,693)

Cash, beginning of period                                                          476,782          3,833,407
                                                                            --------------       ------------

Cash, end of period                                                         $      362,778       $    910,714
                                                                            ==============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                             $    3,045,070       $  3,000,907
                                                                            ==============       ============

            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A (the "Partnership") at September 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and nine month periods ended September 30, 1994 (excluding the Partnership's 27 percent interest in the Venture) were $510,026 and $1,498,864, respectively, as compared to $486,585 and $1,452,794, respectively, for the similar 1993 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs were allocated based on total revenues and/or the cost of partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1994 (excluding the Partnership's 27 percent interest in the Venture) were $710,748 and $2,219,830, respectively, as compared to $670,631 and $1,951,017, respectively, for the similar 1993 periods.

          See note (3) for disclosure of management fees and allocated overhead and administrative expenses paid by the Venture, 27 percent of which are attributable to the Partnership.

(3)       Financial information regarding the Venture is presented below.

         UNAUDITED BALANCE SHEET

                                                                September 30, 1994           December 31, 1993
                                                                ------------------           -----------------
                 ASSETS
                 ------

Cash and accounts receivable                                     $       823,361             $    1,140,477

Investment in cable television properties                             66,509,326                 70,822,864

Other assets                                                             500,092                    352,475
                                                                 ---------------             --------------

          Total assets                                           $    67,832,779             $   72,315,816
                                                                 ===============             ==============


      LIABILITIES AND PARTNERS' CAPITAL
     ----------------------------------

Debt                                                             $    42,614,407             $   43,461,730

Payables and accrued liabilities                                       1,655,911                  1,372,344

Partners' contributed capital                                         70,000,000                 70,000,000

Accumulated deficit                                                  (46,437,539)               (42,518,258)
                                                                 ---------------             --------------

          Total liabilities and
            partners' capital                                    $    67,832,779             $   72,315,816
                                                                 ===============             ==============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                              For the Three Months Ended            For the Nine Months Ended
                                                     September 30,                       September 30,
                                           -----------------------------       -----------------------------
                                               1994              1993              1994              1993
                                           ------------     ------------       ------------     ------------
Revenues                                   $ 5,420,180      $ 5,477,510        $16,394,101      $16,623,112

Operating, general and
  administrative expense                    (3,260,168)      (3,084,333)        (9,457,369)      (9,238,812)

Management fees and
  allocated overhead
  from General Partner                        (652,304)        (669,797)        (2,015,471)      (1,996,313)

Depreciation and
  amortization                              (2,286,349)      (2,262,624)        (6,876,719)      (7,066,671)
                                           -----------      -----------        -----------      -----------

Operating loss                                (778,641)        (539,244)        (1,955,458)      (1,678,684)

Interest expense                              (718,922)        (576,868)        (1,934,444)      (1,862,468)
Other, net                                       1,885           14,023            (29,379)          44,904
                                           -----------      -----------        -----------      -----------

          Net loss                         $(1,495,678)     $(1,102,089)       $(3,919,281)     $(3,496,248)
                                           ===========      ===========        ===========      ===========

          Management fees paid to the General Partner by the Venture totalled $271,009 and $819,705 respectively, for the three and nine month periods ended September 30, 1994, as compared to $273,876 and $831,156, respectively for the similar 1993 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totalled $381,295 and $1,195,766, respectively, for the three and nine month periods ended September 30, 1994, as compared to $395,921 and $1,165,921 respectively for the similar 1993 periods.

          Management fees paid by the Venture and attributable to the Partnership totalled $73,443 and $222,140, respectively, for the three and nine months ended September 30, 1994, as compared to $74,220 and $225,243, respectively, for the similar 1993 periods. Reimbursements paid by the Venture and attributable to the Partnership totalled $103,331 and $323,840, respectively, for the three and nine months ended September 30, 1994, as compared to $107,295 and $315,758, respectively, for the similar 1993 periods.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

          Capital expenditures for the Partnership's directly owned systems totalled approximately $5,727,000 during the first nine months of 1994. Approximately 31 percent of the expenditures related to new plant construction. Approximately 29 percent of the expenditures related to construction of service drops to subscribers homes. Approximately 15 percent of the expenditures related to system upgrades and rebuilds in all of the Partnership's systems. The remainder of the expenditures was for various enhancements in all of the Partnership's systems. These expenditures were funded primarily from cash generated from operations. Estimated capital expenditures for the remainder of 1994 are approximately $1,460,000. Approximately 29 percent of the expenditures is for new plant construction. Approximately 15 percent is for system upgrades and rebuilds. Approximately 12 percent is for construction of service drops to subscribers' homes. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Partnership's liquidity position. Funding for improvements is expected to come from cash on hand, cash generated from operations and borrowings under the Partnership's revolving credit facility.

         At December 31, 1992, the Partnership's revolving credit facility converted to a term loan. The then-outstanding balance of $74,023,000 on this term loan was repaid in July 1994 when the Partnership completed negotiation of a new $80,000,000 credit facility. The new revolving credit facility converts to a term loan on September 30, 1996, at which time the outstanding balance is payable in quarterly installments through March 31, 2002. At September 30, 1994, $77,200,000 was outstanding under this agreement leaving $2,800,000 available for future needs of the Partnership. Interest on the outstanding principal balance is at the Partnership's option of prime plus 1/4 percent or a fixed rate defined as the CD rate plus 1-3/8 percent or the London Interbank Offered Rate plus 1-1/4 percent. A fee of 3/8 of one percent per annum on the unused portion of the new commitment is also required. The effective interest rates on outstanding obligations as of September 30, 1993 and 1994 were 4.51 percent and 6.53 percent, respectively.

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

          Subject to Regulation and Legislation as discussed below, the General Partner believes that the Partnership has sufficient sources of capital to service its presently anticipated needs.

          In addition to those systems owned exclusively by the Partnership, Cable TV Fund 14-A owns an interest of approximately 27 percent in Cable TV Fund 14-A/B Venture (the "Venture"). The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $1,062,125 compared to the December 31, 1993 balance. This decrease represents the Partnership's portion of the Venture's loss for the first nine months of 1994. These losses and the losses of the Partnership are anticipated to continue.

          During the first nine months of 1994, capital expenditures of the Venture-owned Broward County System totalled approximately $2,512,000. The construction of service drops to homes and plant extensions accounted for approximately 22 percent and 25 percent, respectively, of the expenditures. Rebuild and upgrade projects accounted for approximately 11 percent of the expenditures. The remainder of the capital expenditures were for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Budgeted capital expenditures for the remainder of 1994 are approximately $740,000. Of this total, 35 percent is for the construction of service drops to homes, 18 percent is for cable television plant extensions, and 24 percent is for the purchase of converters. The remainder of the expenditures is for various enhancements in the Broward County System. Such capital expenditures are expected to be funded from cash generated from operations and cash on hand. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Venture's liquidity position.

          On December 31, 1992, the then outstanding balance of $46,800,000 on the Venture's credit facility converted to a term loan. The balance outstanding on the term loan at September 30, 1994 was $42,510,312. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In June 1994, the General Partner completed negotiations to lower the level of principal payments in order to provide liquidity for capital expenditures. The Venture repaid principal of $389,844 on June 30, 1994 and $389,844 on September 30, 1994. Principal
payments for the remainder of 1994 total $389,844. Interest is at the Venture's option of prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of September 30, 1994 and 1993 were 6.4 percent and 4.7 percent, respectively. In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from interest rates that exceeded 7 percent for three years from the date of the agreement.

          Subject to Regulation and Legislation as discussed below, the General Partner believes that the Venture has sufficient sources of capital to service its presently anticipated needs.

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

         In compliance with these rules, the Partnership and the Venture reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease was not as severe as originally anticipated. The General Partner undertook actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re- packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier- announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effect of the two methods of rate regulation, the General Partner concluded that the Partnership should elect to file cost-of-service showings in the Buffalo, Minnesota, Naperville, Illinois and Calvert County, Maryland systems and the Partnership and Venture should comply with the benchmark regulations in the Turnersville, New Jersey and Central Illinois systems and Broward County System, respectively. The Partnership complied with the new benchmark regulations and reduced rates in the Turnersville, New Jersey and Central Illinois systems, resulting in an annualized reduction of operating income before depreciation and amortization of $150,000, or approximately 1 percent, in such systems that have reduced rates. In the systems electing cost-of- service, the General Partner anticipates no reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations.

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


                             RESULTS OF OPERATIONS

          Revenues of the Partnership increased $468,829, or approximately 5 percent, from $9,731,697 for the three months ended September 30, 1993 to $10,200,526 for the comparable 1994 period. Revenues increased $921,404, or approximately 3 percent, from $29,055,885 in the first nine months of 1993 to $29,977,289 in the comparable 1994 period. An increase in the subscriber base primarily accounted for the increase in revenues for the three and nine month periods. Basic subscribers increased 6,766, or approximately 8 percent, from 89,852 at September 30, 1993 to 96,618 at September 30, 1994. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in regard to the 1992 Cable Act. See Regulation and Legislation discussion above. No other individual factor was significant to the increase in revenues.

          Operating, general and administrative expenses increased $396,854, or approximately 7 percent, from $5,475,250 for the three months ended September 30, 1993 to $5,872,104 for the comparable 1994 period. For the nine months ended September 30, 1994 and 1993, operating, general and administrative expenses increased $976,109, or approximately 6 percent, from $16,685,046 in 1993 to $17,661,155 in 1994. Operating, general and administrative expense represented 56 percent and 57 percent, respectively, of revenues for the three and nine month periods of 1993 compared to 58 percent and 59 percent, respectively, for the comparable 1994 periods. Increases in programming fees primarily accounted for the increases for the three and nine months periods. The increases in programming fees were due, in part, to increases in the basic subscriber base. No other individual factor was significant to the increases in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $63,558, or approximately 5 percent, from $1,157,216 for the three months ended September 30, 1993, to $1,220,774 for the comparable 1994 period. For the nine months ended September 30, 1994 and 1993, management fees and allocated overhead from the General Partner increased $314,883, or approximately 9 percent, from $3,403,811 in 1993 to $3,718,694 in
1994. These increases are due to the increases in revenues, upon which management fees and allocated overhead are based, and increases in allocated expense from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which is allocated to the Partnership.

          Depreciation and amortization expense decreased $82,317, or approximately 2 percent, from $3,802,116 for the three months ended September 30, 1993 to $3,719,799 for the comparable 1994 period. For the nine month periods ended September 30, 1994 and 1993, depreciation and amortization expense decreased $138,904, or approximately 1 percent, from $11,365,072 in 1993 to $11,226,168 in 1994. The decreases are primarily due to the maturation of a portion of the tangible asset base.

          Operating loss decreased $90,734, or approximately 13 percent, from $702,885 for the three month period ended September 30, 1993 to $612,151 for the comparable 1994 period due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner. For the nine month periods ended September 30, 1994 and 1993, operating loss increased $230,684, or approximately 10 percent, from $2,398,044 at September 30, 1993 to $2,628,728 at September 30, 1994. The
increase was due to the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenues and the decrease in depreciation and amortization expense. Operating income before depreciation and amortization increased $8,417, from $3,099,231 for the three month period in 1993 to $3,107,648 in 1994 due to the increase in revenues exceeding the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization decreased $369,588 or approximately 4 percent, from $8,967,028 for the nine month period in 1993 to $8,597,440 in 1994. The decrease was due to the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the increase in revenues.

          Interest expense increased $420,321, or approximately 46 percent, from $918,419 for the three month period ended September 30, 1993 to $1,338,740 for the comparable 1994 period. For the nine month periods ended September 30, 1994 and 1993, interest expense increased $412,107, or approximately 15 percent, from $2,808,343 at September 30, 1993 to $3,220,450 at September 30, 1994. These increases in expense are due to higher effective interest rates and higher outstanding balances on interest bearing obligations. Loss before equity in net loss of cable television joint venture increased $391,629, or approximately 24 percent, from $1,643,615 for the three months ended September 30, 1993 to $2,035,244 for the comparable 1994 period due to increase in interest expense. For the nine months ended September 30, 1994 and 1993, loss before equity in net loss of cable television joint venture increased $822,140, or approximately 16 percent, from $5,224,150 to $6,046,290 primarily due to the increase in operating loss and the increase in interest expense.

         In addition to the systems owned exclusively by the Partnership, Cable TV Fund 14-A owns an approximate 27 percent interest in Cable TV Fund 14-A/B Venture.

         The Venture's revenues decreased $57,330, or approximately 1 percent, from $5,477,510 to $5,420,180 for the three month period ended September 30, 1994 as compared to 1993. Revenues for the nine month periods ended September 30, 1994 and 1993 decreased $229,011, or approximately 1 percent, from $16,623,112 in 1993 to $16,394,101 in 1994. These decreases in revenue are due to the reduction in basic rates due to basic rate regulations issued by the FCC in regard to the 1992 Cable Act. The decrease in revenue due to rate reductions was offset, in part, by increases in basic subscribers and pay units. The Broward system has added 2,408 basic subscribers since September 30, 1993, an increase of approximately 6 percent. Basic subscribers totalled 45,842 at September 30, 1994 compared to 43,434 at September 30, 1993. No other individual factor significantly affected the decrease in revenues.

         Operating, general and administrative expense increased $175,835, or approximately 6 percent, from $3,084,333 to $3,260,168 for the three month period ended September 30, 1994 as compared to 1993. The three month increase in operating, general and administrative expense is primarily due to increases in programming costs and advertising sales expenses. For the nine month periods ended September 30, 1994 and 1993, operating, general and administrative expense increased 218,557, or approximately 2 percent, from $9,238,812 at September 30, 1993 to $9,457,369 at September 30, 1994.
Operating, general and administrative expense represented 57 percent and 60 percent of revenue, respectively, for the three and nine month periods ended September 30, 1994, compared to 56 percent for both periods in 1993. For the nine month periods ended September 30, 1994 and 1993, increases in programming fees and advertising sales expenses accounted for approximately 53 percent and 28 percent, respectively of the increase in operating, general and administrative expense. No other individual factor significantly affected the increase in operating, general and administrative expense. Management fees and allocated overhead from the General Partner decreased $17,493, or approximately 3 percent, from $669,797 to $652,304 for the three month period ended September 30, 1994 as compared to 1993. This decrease is due to a decrease in expenses allocated from the General Partner resulting from a change in allocation methods effective December 1, 1993. For the nine month periods ended September 30, 1994 and 1993, management fees and allocated overhead from the General Partner increased $19,158, or approximately 1 percent, from $1,996,313 at September 30, 1993 to $2,015,471 at September 30, 1994 due to an increase in expenses allocated from the General Partner. Depreciation and amortization expense increased $23,725, or approximately 1 percent, from $2,262,624 to $2,286,349 for the three month period ended September 30, 1994 as compared to 1993. This increase was due to capital additions in 1993. For the nine month periods ended September 30, 1994 and 1993, depreciation and amortization expense decreased $189,952, or approximately 3 percent, from $7,066,671 at September 30, 1993 to $6,876,719 at September 30, 1994. This decrease is attributable to the maturation of the Venture's asset base.

         In the Broward County System, operating loss increased $239,397, or approximately 44 percent, from $539,244 to $778,641 for the three month period ended September 30, 1994 as compared to 1993. For the nine month periods ended September 30, 1994 and 1993, operating loss increased $276,774, or approximately 16 percent, from $1,678,684 at September 30, 1993 to $1,955,458 at September 30, 1994. These increases are due to the decrease in revenues and the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner exceeding the decreases in depreciation and amortization expense. Operating income before depreciation and amortization expense decreased $215,672, or approximately 13 percent, from $1,723,380 to $1,507,708 for the three month periods ended September 30, 1994. For the nine month periods ended September 30, 1994 and 1993, operating income before depreciation and amortization expense decreased $466,726, or approximately 9 percent, from $5,387,987 at September 30, 1993 to $4,921,261 at September 30, 1994. These decreases are due to the decrease in revenues and the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner.

         The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry.
The FCC rate regulations under the 1992 Cable Act have caused revenues to decrease. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to decrease. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments;
(b) new service offerings; (c) product re-marketing and re-packaging and (d) marketing efforts targeted at non-subscribers.

         Interest expense increased $142,054, or approximately 25 percent, from $576,868 to $718,922 for the three month periods ended September 30, 1994. For the nine month periods ended September 30, 1994 and 1993, interest expense increased $71,976, or approximately 4 percent, from $1,862,468 at September 30, 1993 to $1,934,444 at September 30, 1994. These increases are due to higher effective interest rates on interest bearing obligations. The Venture's loss increased $393,589, or approximately 36 percent, from $1,102,089 to $1,495,678 for the three month period ended September 30, 1994 as compared to 1993. For the nine month periods ended September 30, 1994 and 1993, the Venture's loss increased $423,033, or approximately 12 percent, from $3,496,248 at September 30, 1993 to $3,919,281 at September 30, 1994. These losses are the result of the factors discussed above and are expected to continue in the future.

                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

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

                                             CABLE TV FUND 14-A
                                             BY:  JONES INTERCABLE, INC.
                                                  General Partner



                                             By:  /s/ Kevin P. Coyle
                                                  Kevin P. Coyle
                                                  Group Vice President/Finance
                                                  (Principal Financial Officer)


Dated:  November 10, 1994

                               INDEX TO EXHIBITS



Exhibit              Description                              Page
- - -------              -----------                              ----

27              Financial Data Schedule