Form 10-K405
period 1994-12-31
CABLE TV FUND 14-A LTD
filed 1995-03-27
CIK 810334

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________ to __________

Commission file number:         0-15378

                            CABLE TV FUND 14-A, LTD.
                        ------------------------------
             (Exact name of registrant as specified in its charter)

                  Colorado                                                       84-1024657
                  --------                                                       ----------
          (State of Organization)                                     (IRS Employer Identification No.)

  P.O. Box 3309, Englewood, Colorado 80155-3309                                (303) 792-3111
- ---------------------------------------------------                            --------------
(Address of principal executive office and Zip Code)          (Registrant's telephone no. including area code)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited
                             Partnership Interests

Indicate by check mark whether the registrants, (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

         Yes  x                                                No
             ---                                                  ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                x
                                                  ---



                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                                    PART I.

                               ITEM 1.  BUSINESS

    THE PARTNERSHIP. Cable TV Fund 14-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 14 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Cable TV Fund 14-B, Ltd. ("Fund 14-B") is the other partnership that was formed pursuant to the Program. The Partnership and Fund 14-B formed a general partnership known as Cable TV Fund 14-A/B Venture (the "Venture"), in which the Partnership owns a 27 percent interest and Fund 14-B owns a 73 percent interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems.

    The Partnership directly owns cable television systems serving the areas in and around Turnersville, New Jersey (the "Turnersville System"), Buffalo, Minnesota (the "Buffalo System"), Naperville, Illinois (the "Naperville System"), Calvert County, Maryland (the "Calvert County System") and certain communities in Central Illinois (the "Central Illinois System). The Venture owns the cable television system serving certain areas in Broward County, Florida (the "Broward County System"). See Item 2. The Turnersville System, Buffalo System, Naperville System, Calvert County System, Central Illinois System and Broward County System may collectively be referred to as the "Systems."

    CABLE TELEVISION SERVICES. The Systems offer to their subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

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

    The Systems offer tier services on an optional basis to their subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

    The Systems also offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

    The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

    The Turnersville System offers to its subscribers a la carte services whereby subscribers may select a single service or a combination of services from a menu of programming. The rates for the Turnersville System's a la carte services are not regulated by the Federal Communications Commission. See Regulation and Legislation.

    REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. In addition, advertising sales are becoming a significant source of revenues for the Systems. As a result of the adoption by the FCC of new rules under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and several rate regulation orders, the Systems' rate structures for cable programming services and equipment have been revised. See Regulation and Legislation. At December 31, 1994, the Systems' monthly basic service rates ranged from $5.48 to $17.50, monthly basic and tier ("basic plus") service rates ranged from $15.95 to $26.63. and monthly premium services ranged from $3.00 to $12.50 per premium service. Charges for additional outlets have been eliminated, and charges for remote controls and converters have been "unbundled" from the programming service rates. In addition, the Partnership earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $43.30; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1994, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 61% of total revenues, premium service fees accounted for approximately 19% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 6% of total revenues and the remaining 11% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

    The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

    The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

    Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

    FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Systems' franchises require that franchise fees ranging from 2% of basic revenues to 10% of basic and premium revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2 for a range of franchise expiration dates of the Systems.)

    The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the 1992 Cable Act also made several procedural changes to the process under which a cable operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of the Partnership to renew a franchise, or lengthy negotiations or litigation involving the renewal process could have an adverse impact on the business of the Partnership.

    COMPETITION. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, currently pose the greatest potential threat to the cable television industry.

    MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with its cable television systems.

    DBS operators deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two major companies began operations in 1994. Subscribers are able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna. In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. DBS companies use video compression technology to increase the channel capacity of their satellite systems to provide a wide variety of program services that are competitive with those of cable television systems.

    Cable television systems also compete with broadcast television, private cable television systems known as Master Antenna Television ("MATV"), Satellite Master Antenna Television ("SMATV") and Television Receive-Only Earth Stations ("TVRO"). MATV and SMATV generally serve multi-unit dwellings such as condominiums, apartment complexes and private residential communities, and TVROs are satellite receiving antenna dishes that are used by "backyard users."

    There is also potential competition from an emerging technology, Local Multipoint Distribution Service ("LMDS"). When it is authorized for service, the LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The General Partner believes that there are not any current fully operational LMDS systems.

    Although the Systems have not yet encountered competition from a telephone company entering into the business of providing video services to subscribers, the Systems could potentially face competition from telephone companies doing so. A Federal cross-ownership restriction has historically limited entry into the cable television business by potentially strong competitors such as telephone companies. This restriction, which is contained in the 1984 Cable Act, has generally prohibited telephone companies from owning or operating cable television systems within their own telephone service areas, but several recent court decisions have eliminated this restriction. In addition, the FCC is authorizing telephone companies to provide video dialtone service within their service areas. Legislation is also pending in Congress that would permit telephone companies to provide video programming thorough separate subsidiaries. The General Partner cannot predict at this time to what extent current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. See Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. Entry into the market by telephone companies as direct competitors of the Systems could adversely impact the profitability of the Systems. If a telephone company were to become a direct competitor of the Partnership or the Venture in an area served by a Partnership or Venture System, the Partnership or the Venture could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to the Partnership or Venture. Depending on a number of factors, such competition could also result in cable television systems providing the same types of services now provided by the telephone industry. See the additional discussion below regarding the announced plans of Ameritech to build a cable television system in Naperville, Illinois.

    The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operators and others, including affiliates of the General Partner, hold or have requested experimental licenses from the FCC to test PCS technology. The FCC has established spectrum auctioning procedures for PCS licenses and the licenses are being auctioned in a series of auction events.

    Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Systems currently face no direct competition from other cable television operators.

    COMPETITION FOR SUBSCRIBERS IN THE SYSTEMS. Following is a summary of competition from DBS, MMDS, SMATV and TVRO operators in the Systems' franchise areas:

    Broward County System:        There are no MMDS or TVRO operators in the
                                  system's service area. There are three SMATV operators in the service area that do not provide significant competition.

    Buffalo System:               There is one MMDS operator
                                  that provides minimal competition. DBS has been introduced in the system's area;
                                  however, to date the system has not
                                  experienced any significant loss of
                                  customers.

    Calvert County System:        There are no MMDS or SMATV operators in the
                                  system's service area. There are a few TVRO operators in the system's service area that provide minimal competition. DBS has been introduced in the service area; however, to date the system has not experienced any significant loss of customers to DBS.

    Central Illinois System:      There are two MMDS operators in the service
                                  area with less than .05% penetration rate.
                                  There are no SMATV operators or TVRO
                                  operators. The Rantoul service area, which is a small portion of the Central Illinois
                                  System, is overbuilt and serviced by a second cable television operator, Douglas
                                  Communications.  The Partnership serves
                                  approximately 1,950 subscribers in the
                                  Rantoul service area and has a penetration rate of 35%; there are no subscriber numbers available for the subscribers serviced by Douglas Communications in the Rantoul area.
                                  The subscriber rates are comparable for both companies. DBS has recently been introduced in the service area; however, to date the system has not experienced any significant loss of customers to DBS.



    Naperville System:            There is one MMDS operator and one SMATV
                                  operator in the Naperville System service area that provide minimal competition. DBS service was launched in 1994 with the ability to provide service to all homes passed in the Naperville System. To date, the system has not lost a significant number of subscribers;
                                  however, the system does expect future
                                  competition from DBS.

                                  Ameritech has announced plans to build a cable television system in the Naperville, Illinois area. Ameritech is the major provider of telephone services in the Naperville System's service area, and it has substantially greater financial resources than the Partnership. Ameritech could potentially provide significant competition to the Naperville System.



    Turnersville System           There is one MMDS operator serving a portion
                                  of the franchise area offering 23 basic
                                  channels and 1 premium service; the estimated penetration rate of this MMDS operator is minimal at this time. There is one SMATV operator serving a retirement community in the franchise area; this operator provides minimal competition. There is one active
                                  TVRO operator in the franchise area that provides minimal competition. DBS continues to be active in advertising in the Turnersville market; however, to date the system has not experienced any significant loss of customers to DBS.

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

    In compliance with these rules, the General Partner reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

    On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier- announced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

    On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

    After analyzing the effect of the two methods of rate regulation, the Partnership elected to file cost-of-service showings for the Buffalo System, the Naperville System and the Calvert County System. The General Partner therefore anticipates no further reductions in revenues or operating income before depreciation and amortization of these three systems resulting from the FCC's rate regulations. At this time, the regulatory authorities have not approved the cost-of-service showings, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions until such final approval is received. The Partnership and the Venture complied with the benchmark regulations and reduced rates in the Turnersville System, the Central Illinois System and the Broward County System. The Partnership and the Venture will continue their efforts to mitigate the effect of such rate reductions.

    Among other issues addressed by the FCC in its February rate orders was the treatment of packages of a la carte channels. The FCC in its rate regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will now be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

    On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

    The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

    There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record.
The Supreme Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

    Ownership and Market Structure. The FCC rules and Federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnership nor the General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

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

    The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Several Federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the United States Supreme Court to review these two decisions. This Federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

    The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the United States Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In its Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities, and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual Federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service. In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

    On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional. The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

    A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations and the provision of telecommunication services by cable television systems. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.

                              ITEM 2.  PROPERTIES

    The cable television systems owned by the Partnership and the Venture at December 31, 1994 are described below:

FUND                                       SYSTEM                               ACQUISITION DATE
- ----                                       ------                               ----------------
Cable TV Fund 14-A, Ltd.                   Turnersville System                      May 1987
                                           Buffalo System                           September 1987
                                           Naperville System                        September 1987
                                           Calvert County System                    September 1987
                                           Central Illinois System                  May 1991

Cable TV Fund 14-A/B Venture               Broward County System                    March 1988

    The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and (iii) the range of franchise expiration dates for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in 1993 in some cases as a result of the FCC's rate regulations, overall revenues may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1994, the Partnership's systems operated approximately 2,600 miles of cable plant, passing approximately 150,000 homes, representing an approximate 68% penetration rate, and the Venture's systems operated approximately 1,000 miles of cable plant, passing approximately 91,000 homes, representing an approximate 60% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

CABLE TV FUND 14-A, LTD.

                                                                           At December 31,
                                                                           ---------------
TURNERSVILLE, NEW JERSEY                                    1994                1993                 1992
- ------------------------                                    ----                ----                 ----
Monthly basic plus service rate                            $19.66              $21.07                $19.50
Basic subscribers                                          33,961              32,426                31,054
Pay units                                                  36,462              35,035                40,698


Franchise expiration dates range from July 1995 to January 2003. The General Partner is in the process of negotiating a renewal of any franchise expiring in 1995.


                                                                           At December 31,
                                                                           ---------------
BUFFALO, MINNESOTA                                          1994                1993                 1992
- ------------------                                          ----                ----                 ----
Monthly basic plus service rate                           $20.00              $20.00                $19.45
Basic subscribers                                          9,567               7,929                 7,397
Pay units                                                  7,305               6,657                 5,855


Franchise expiration date for all franchises is September 1999.


                                                                           At December 31,
                                                                           ---------------
NAPERVILLE, ILLINOIS                                        1994                1993                 1992
- --------------------                                        ----                ----                 ----
Monthly basic plus service rate                            $23.87              $23.87                $21.45
Basic subscribers                                          25,063              22,925                21,157
Pay units                                                  17,636              17,430                16,380

Franchise expiration dates range from December 1999 to April 2001.

                                                                            At December 31,
                                                                            ---------------
CALVERT COUNTY, MARYLAND                                    1994                1993                  1992
- ------------------------                                    ----                ----                  ----
Monthly basic plus service rate                            $25.36              $23.75                $22.50
Basic subscribers                                          15,428              14,391                13,137
Pay units                                                  16,034              15,935                15,243

Franchise expiration dates range from July 1999 to January 2001.


                                                                            At December 31,
                                                                            ---------------
CENTRAL ILLINOIS                                            1994                1993                  1992
- ----------------                                            ----                ----                  ----
Monthly basic plus service rate                            $17.21              $20.25                $19.25
Basic subscribers                                          14,616              13,830                14,690
Pay units                                                  11,713              9,878                 9,231


Franchise expiration dates range from June 1995 to December 2004. The General Partner is in the process of negotiating a renewal of any franchise expiring in 1995.

CABLE TV FUND 14-A/B VENTURE


                                                                            At December 31,
                                                                            ---------------
BROWARD COUNTY, FLORIDA                                     1994                1993                  1992
- -----------------------                                     ----                ----                  ----
Monthly basic plus service rate                            $23.56              $24.00                $23.95
Basic subscribers                                          47,819              45,515                42,945
Pay units                                                  41,270              37,684                33,735

Franchise expiration dates range from March 1998 to December 2024.

PROGRAMMING SERVICES

    Programming services provided by the Systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. The Partnership's Systems also provide a selection, which varies by system, of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel).


                           ITEM 3.  LEGAL PROCEEDINGS

    None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

    While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 12,958.

Item 6. Selected Financial Data

                                                                           For the Year Ended December 31,
                                            ---------------------------------------------------------------------------------------
Cable TV Fund 14-A                              1994               1993            1992               1991                 1990
- ------------------                          -----------        -----------     ------------       ------------         ------------
Revenues                                    $40,442,268        $38,916,469     $ 36,315,757       $ 31,250,151         $ 25,284,771
Depreciation and Amortization                14,762,923         15,197,677       15,464,984         14,187,245            9,687,471
Operating Loss                               (3,259,673)        (3,562,804)      (4,065,858)        (4,515,550)            (417,505)
Equity in Net Loss of
  Cable Television Joint Venture             (1,468,218)        (1,277,358)      (1,676,435)        (2,178,493)          (2,224,512)
Net Loss                                     (9,472,910)        (8,608,115)     (10,382,060)       (11,647,299)          (6,690,970)
Net Loss per Limited Partnership Unit            (58.61)            (53.26)          (64.24)            (72.07)              (41.40)
Weighted average number of
  Limited Partnership Units outstanding         160,000            160,000          160,000            160,000              160,000
General Partner's
  Deficit                                      (617,078)          (522,349)        (436,268)          (332,447)            (215,974)
Limited Partners' Capital                     7,532,402         16,910,583       25,432,617         35,710,856           47,241,682
Total Assets                                 87,556,346         94,106,926      106,808,479        114,829,803           92,837,214
Debt                                         77,425,047         75,601,829       79,386,274         77,970,342           43,579,538
General Partner Advances                        706,579             58,974          457,354             -                   324,703


                                                                           For the Year Ended December 31,
                                            ---------------------------------------------------------------------------------------
Cable TV Fund 14-A/B                            1994               1993            1992               1991                 1990
- --------------------                        -----------        -----------     ------------       ------------         ------------
Revenues                                    $22,183,524        $22,068,952      $20,212,867        $18,366,881          $16,681,752
Depreciation and Amortization                 9,188,994          9,352,808        9,971,915         10,472,621            9,562,081
Operating Loss                               (2,661,198)        (2,324,939)      (3,293,133)        (4,361,200)          (3,939,561)
Net Loss                                     (5,417,779)        (4,713,500)      (6,186,107)        (8,038,720)          (8,208,530)
Partners' Capital                            22,063,963         27,481,742       32,195,242         38,381,349           46,420,069
Total Assets                                 66,597,460         72,315,816       80,404,133         85,533,244           92,742,834
Debt                                         42,271,921         43,461,730       46,908,409         46,037,691           43,533,847
Jones Intercable, Inc. Advances                 354,179             57,920          125,873             16,705               74,393

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               CABLE TV FUND 14-A

Results of Operations

1994 Compared to 1993-

         Revenues of Cable TV Fund 14-A, Ltd. (the "Partnership") increased $1,525,799, or approximately 4 percent, from $38,916,469 in 1993 to $40,442,268 in 1994. An increase in the subscriber base primarily accounted for the increase in revenues. Basic subscribers increased 7,134, or approximately 8 percent, from 91,501 at December 31, 1993 to 98,635 at December 31, 1994. The increase in revenues would have been greater but for reductions in basic rates due to basic rate regulations issued by the FCC in April 1993 and February 1994 with which the Partnership complied effective September 1993 and July 1994, respectively. See Item 1. No other individual factor was significant to the increase in revenues.

         Operating, general and administrative expenses increased $1,213,224, or approximately 5 percent, from $22,598,241 in 1993 to $23,811,465 in 1994.
Operating, general and administrative expense represented 59 percent of revenue in 1994 compared to 58 percent in 1993. Increases in programming fees primarily accounted for the increase in expenses. The increases in programming fees were due, in part, to the increase in the basic subscriber base. No other factor was significant to the increase in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $444,198, or approximately 9 percent, from $4,683,355 in 1993 to $5,127,553 in 1994. This increase was due to the increase in revenues, upon which such management fees and allocated overhead are based, and increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which is allocated to the Partnership.

         Depreciation and amortization expense decreased $434,754, or approximately 3 percent, from $15,197,677 in 1993 to $14,762,923 in 1994 primarily due to the maturation of a portion of the tangible asset base and the intangible asset base.

         Operating loss decreased $303,131, or approximately 9 percent, from $3,562,804 in 1993 to $3,259,673 in 1994 due primarily to the increase in revenues and the decrease in depreciation and amortization expense. Operating income before depreciation and amortization decreased $131,623, or approximately 1 percent, from $11,634,873 in 1993 to $11,503,250 in 1994 due to the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenues. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses which are a function of revenues, such as franchise fees, copyright fees and management fees, to increase more slowly than otherwise would have been the case. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as other costs incurred by the General Partner, which are allocated to the Partnership, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

         Interest expense increased $835,323, or approximately 22 percent, from $3,726,237 in 1993 to $4,561,560 in 1994 due primarily to higher effective interest rates and higher outstanding balances on interest bearing obligations. Loss before equity in net loss of cable television joint venture increased $673,935, or approximately 9 percent, from $7,330,757 in 1993 to $8,004,692 in
1994 due primarily to the increase in interest expense.

1993 Compared to 1992-

         Revenues of the Partnership increased $2,600,712, or approximately 7 percent, from $36,315,757 in 1992 to $38,916,469 in 1993. An increase in the subscriber base accounted for approximately 44 percent of the increase in revenues. Basic subscribers increased 4,066, or approximately 5 percent, from 87,435 at December 31, 1992 to 91,501 at December 31, 1993. Basic service rate adjustments in the Partnership's systems accounted for approximately 22 percent of the increase in revenues. An increase in advertising sales revenues accounted for approximately 16 percent of the increase in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 with which the Partnership complied effective September 1, 1993. No other individual factor was significant to the increases in revenues.

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

         In addition to the systems owned directly, the Partnership owns an approximate 27 percent interest in Cable TV Fund 14-A/B Venture (the "Venture"). See Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to the Venture's operations.

Financial Condition

         Capital expenditures for the Partnership's directly owned systems totalled approximately $8,979,000 during 1994. Approximately 28 percent was for new plant construction, approximately 26 percent of these expenditures was attributable to construction of service drops to subscribers' homes and approximately 15 percent of these expenditures was for system upgrades and rebuilds in all of the Partnership's operating systems. The remainder of the expenditures related to various enhancements throughout the Partnership's operating systems. These expenditures were funded primarily from cash generated from operations.

         Budgeted capital expenditures for 1995 are approximately $9,609,000. Approximately 41 percent of the total capital expenditures will be used for new plant construction in all of the Partnership's systems. Approximately 22 percent will relate to construction of service drops to subscribers' homes. Approximately 12 percent will be used for system upgrades and rebuilds in all of the Partnership's systems. The remainder of the anticipated expenditures are for various enhancements in all of the Partnership's systems. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Partnership's liquidity position. Funding for the improvements is expected to come from cash on hand, cash generated from operations, and borrowings under the Partnership's revolving credit facility.

         At December 31, 1992, the Partnership's former revolving credit facility converted to a term loan. The then-outstanding balance of $74,023,000 was repaid in July 1994 with borrowings under a new $80,000,000 revolving credit facility. The new revolving credit facility converts to a term loan on September 30, 1996, at which time the then-outstanding balance is payable in quarterly installments through March 31, 2002. At December 31, 1994, $76,900,000 was outstanding under this agreement, leaving $3,100,000 available for future needs of the Partnership. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/4 percent or a fixed rate defined as the CD rate plus 1-3/8 percent or the London Interbank Offered Rate plus 1-1/4 percent. A fee of 3/8 of one percent per annum on the unused portion of the new commitment is also paid.

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $5,000,000. The Partnership paid a fee of $50,000. The agreement protects the Partnership from LIBOR interest rates that exceed 7 percent for three years from the date of the agreement. The fee is being charged to interest expense over the life of the agreement using the straight-line method.

         The General Partner believes the Partnership has sufficient sources of capital to meet its presently anticipated needs.

         In addition to those systems owned directly by it, the Partnership owns an approximate 27 percent interest in the Venture. The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $1,468,218 compared to the December 31, 1993 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture during 1994. These losses are anticipated to continue.

Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates.

         The Partnership has filed cost-of-service showings for the Buffalo, Minnesota; Naperville, Illinois; and Calvert County, Maryland systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings for these systems have not yet received final approvals from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions until such final approvals are received. The Partnership complied with the February 1994 benchmark regulations and further reduced rates in the Turnersville, New Jersey and Central Illinois systems effective July 1994. See
Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

                          CABLE TV FUND 14-A/B VENTURE

Results of Operations

1994 Compared to 1993-

         Revenues of the Venture's Broward County System increased $114,572, or less than 1 percent, from $22,068,952 in 1993 to $22,183,524 in 1994.
Increases in advertising sales revenues and home shopping revenues were primarily responsible for the increase in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to the basic rate regulations issued by the FCC in April 1993 and February 1994 with which the Venture complied effective September 1993 and July 1994, respectively.
No other individual factor significantly affected the increase in revenues.

         Operating, general and administrative expense increased $538,923, or approximately 4 percent, from $12,339,515 in 1993 to $12,878,438 in 1994.
Operating, general and administrative expenses represented 58 percent of revenue in 1994, compared to 56 percent in 1993. The increase in operating, general and administrative expenses was due primarily to increases in programming fees and advertising sales expenses. No other individual factor significantly affected the increase in operating, general and administrative expense. Management fees and allocated overhead from Jones Intercable, Inc. increased $75,722, or approximately 3 percent, from $2,701,568 in 1993 to $2,777,290 in 1994 primarily due to an increase in allocated expenses from Jones Intercable, Inc. Jones Intercable, Inc. has experienced increases in expenses, including personnel costs and reregulation costs. Depreciation and amortization expense decreased $163,814, or approximately 2 percent, from $9,352,808 in 1993 to $9,188,994 in 1994. The decrease in depreciation and amortization expense is attributable to the maturation of the Venture's tangible asset base.

         Operating loss increased $336,259, or approximately 14 percent, from $2,324,939 in 1993 to $2,661,198 in 1994. This increase is due to the increases in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc. exceeding the increase in revenue and the decrease in depreciation and amortization expense. Operating income before depreciation and amortization expense decreased $500,073, or approximately 7 percent, from $7,027,869 in 1993 to $6,527,796 in 1994 due to the increases in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc. exceeding the increase in revenue. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as other costs incurred by the Jones Intercable, Inc., which are allocated to the Venture, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Venture and the Jones Intercable, Inc. incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The Jones Intercable, Inc. will attempt to mitigate a portion of these reductions through
(a) new service offerings, (b) product re-marketing and re- packaging and (c) marketing efforts targeted at non-subscribers.

         Interest expense increased $277,362, or approximately 11 percent, from $2,450,672 in 1993 to $2,728,034 in 1994 due to higher effective interest rates. Net loss increased $704,279, or approximately 15 percent, from $4,713,500 in 1993 to $5,417,779 in 1994. The increase was primarily attributable to the increase in operating loss and the increase in interest expense. These losses were primarily the result of the factors discussed above and are expected to continue in the future.

1993 Compared to 1992-

         Revenues of the Venture's Broward County System increased $1,856,065, or approximately 9 percent, from $20,212,867 in 1992 to $22,068,952 in 1993.
Increases in basic subscribers and premium subscriptions accounted for approximately 48 percent of the increase in revenue. Basic subscribers and premium subscriptions increased 6 percent and 14 percent, respectively, during 1993. Advertising sales accounted for approximately 19 percent of the increase in revenues. Basic service rate adjustments accounted for approximately 15 percent of the increase in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to the basic rate regulations issued by the FCC in April 1993 with which the Venture complied effective September 1, 1993. No other individual factor significantly affected the increase in revenues.

         Operating, general and administrative expense increased $1,287,088, or approximately 12 percent, from $11,052,427 in 1992 to $12,339,515 in 1993.
Operating, general and administrative expenses represented 56 percent of revenue in 1993, compared to 55 percent in 1992. The increase in operating, general and administrative expenses was due primarily to increases in programming fees and marketing expenses. No other individual factor significantly affected the increase in operating, general and administrative expense. Management fees and allocated overhead from Jones Intercable, Inc. increased $219,910, or approximately

9 percent, from $2,481,658 in 1992 to $2,701,568 in 1993 due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from Jones Intercable, Inc. Depreciation and amortization expense decreased $619,107, or approximately 6 percent, from $9,971,915 in 1992 to $9,352,808 in 1993. The decrease in depreciation and amortization expense was attributable to the maturation of the Venture's tangible asset base.

         Operating loss decreased $968,164, or approximately 29 percent, from $3,293,133 in 1992 to $2,324,939 in 1993. This decrease was due to the increase in revenues exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc. as well as the decrease in depreciation and amortization expense. Operating income before depreciation and amortization expense increased $349,087, or approximately 5 percent, from $6,678,782 in 1992 to $7,027,869 in 1993 due to the increase in revenues exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc.

         Interest expense decreased $114,318, or approximately 4 percent, from $2,564,990 in 1992 to $2,450,672 in 1993 due to lower effective interest rates and lower outstanding balances on interest bearing obligations. Net loss decreased $1,472,607, or approximately 24 percent, from $6,186,107 in 1992 to $4,713,500 in 1993. The decrease was primarily attributable to the decrease in operating loss and the decrease in interest expense. These losses were primarily the result of the factors discussed above.

Financial Condition

         The Venture expended approximately $3,600,000 on capital additions during 1994. Cable television plant extensions accounted for approximately 22 percent of these expenditures. The construction of service drops to homes, rebuilds and upgrades, and the purchase of converters accounted for approximately 22 percent, 9 percent and 9 percent, respectively, of the expenditures. The remainder of these expenditures related to various enhancements in the Broward County System. These capital expenditures were funded from cash on hand and cash generated from operations. The Venture plans to expend approximately $3,200,000 for capital additions in 1995. Of this total, approximately 30 percent is for cable television plant extensions. Approximately 28 percent will relate to the construction of service drops to homes. Approximately 14 percent will relate to upgrades and rebuild of the Broward County System. The remainder of the anticipated expenditures are for various enhancements in the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.

         On December 31, 1992, the then-outstanding balance of $46,800,000 on the Venture's revolving credit facility converted to a term loan. The balance outstanding on the term loan at December 31, 1994 was $42,120,468. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In June 1994, Jones Intercable, Inc. completed negotiations to lower the level of principal payments in order to provide liquidity for capital expenditures. Installments paid during 1994 totalled $1,169,532. Installments due during 1995 total $2,340,000. Funding for these installments is expected to come from cash on hand and cash generated from operations. Interest is at the Venture's option of prime plus 1/2 percent, LIBOR plus 1- 1/2 percent or the CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of December 31, 1994 and 1993 were 7.17 percent and 5.0 percent, respectively.

        In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from interest rates that exceeded 7 percent for three years from the date of the agreement.

         Jones Intercable, Inc. believes that the Venture has sufficient sources of capital to service its presently anticipated needs.

Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Venture complied with the February 1994 benchmark regulations and further reduced rates in the Broward County System effective July 1994. See Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

Item 8.  Financial Statements


                             CABLE TV FUND 14-A AND
                              CABLE TV FUND 14-A/B

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 AND 1993

                                     INDEX



                                                                        Page
                                                                        ----

                                                                   14-A      14-A/B
                                                                   ----      ------
Report of Independent Public Accountants                            20         31

Balance Sheets                                                      21         32

Statements of Operations                                            23         34

Statements of Partners' Capital (Deficit)                           24         35

Statements of Cash Flows                                            25         36

Notes to Financial Statements                                       26         37


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 14-A:

         We have audited the accompanying balance sheets of CABLE TV FUND 14-A (a Colorado limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                                 ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8, 1995.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                                          December 31,
                                                                                             -------------------------------------
                 ASSETS                                                                           1994                   1993
                 ------                                                                      --------------         --------------
CASH                                                                                         $      426,979         $      476,782

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $74,176 and $72,862 at December 31, 1994 and 1993, respectively                               1,070,581                938,470

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                                      117,434,221            108,455,632
    Less- accumulated depreciation                                                              (57,090,363)           (47,132,923)
                                                                                             --------------         --------------

                                                                                                 60,343,858             61,322,709
    Franchise costs, net of accumulated amortization of $22,417,029 and
        $18,607,312 at December 31, 1994 and 1993, respectively                                  11,721,633             15,531,350
    Subscriber lists, net of accumulated amortization of $8,390,402 and
        $7,510,999 at December 31, 1994 and 1993, respectively                                    1,265,948              2,145,351
    Costs in excess of interests in net assets purchased, net of accumulated amortization of  $776,420 and $660,057 at December 31, 1994
        and 1993, respectively                                                                    6,016,838              6,133,201
    Investment in cable television joint venture                                                  5,883,075              7,351,293
                                                                                             --------------         --------------

                 Total investment in cable television properties                                 85,231,352             92,483,904

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                                     827,434                207,770
                                                                                             --------------         --------------

                 Total assets                                                                $   87,556,346         $   94,106,926
                                                                                             ==============         ==============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                                 December 31,
                                                                                   ----------------------------------

                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                              1994               1993
                -------------------------------------------                        -------------         ------------
LIABILITIES:
    Debt                                                                            $ 77,425,047         $ 75,601,829
    Accounts payable-
        Trade                                                                            165,894              106,674
        General Partner                                                                  706,579               58,974
    Accrued liabilities                                                                2,238,657            1,849,282
    Subscriber prepayments                                                               104,845              101,933
                                                                                   -------------         ------------

                 Total liabilities                                                    80,641,022           77,718,692
                                                                                   -------------         ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                                1,000                1,000
        Accumulated deficit                                                             (618,078)            (523,349)
                                                                                   -------------         ------------

                                                                                        (617,078)            (522,349)
                                                                                   -------------         ------------

    Limited Partners-
        Net contributed capital (160,000 units outstanding at
            December 31, 1994 and 1993)                                               68,722,000           68,722,000
        Accumulated deficit                                                          (61,189,598)         (51,811,417)
                                                                                   -------------         ------------

                                                                                       7,532,402           16,910,583
                                                                                   -------------         ------------

                 Total liabilities and partners' capital (deficit)                 $  87,556,346         $ 94,106,926
                                                                                   =============         ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS





                                                                                     Year Ended December 31,
                                                                   ---------------------------------------------------------
                                                                        1994                  1993                 1992
                                                                   -------------          -------------       --------------
REVENUES                                                           $  40,442,268          $  38,916,469       $   36,315,757

COSTS AND EXPENSES:
    Operating, general and administrative                             23,811,465             22,598,241           20,597,819
    Management fees and allocated overhead from
        General Partner                                                5,127,553              4,683,355            4,318,812
    Depreciation and amortization                                     14,762,923             15,197,677           15,464,984
                                                                   -------------          -------------       --------------

OPERATING LOSS                                                        (3,259,673)            (3,562,804)          (4,065,858)
                                                                   -------------          -------------       --------------

OTHER INCOME (EXPENSE):
    Interest expense                                                  (4,561,560)            (3,726,237)          (4,562,353)
    Other, net                                                          (183,459)               (41,716)             (77,414)
                                                                   -------------          -------------       --------------

         Total other income (expense)                                 (4,745,019)            (3,767,953)          (4,639,767)
                                                                   -------------          -------------       --------------

LOSS BEFORE EQUITY IN NET LOSS OF
    CABLE TELEVISION JOINT VENTURE                                    (8,004,692)            (7,330,757)          (8,705,625)

EQUITY IN NET LOSS OF CABLE TELEVISION
    JOINT VENTURE                                                     (1,468,218)            (1,277,358)          (1,676,435)
                                                                   -------------          -------------       --------------

NET LOSS                                                           $  (9,472,910)         $  (8,608,115)      $  (10,382,060)
                                                                   =============          =============       ==============

ALLOCATION OF NET LOSS:
    General Partner                                                $     (94,729)         $     (86,081)      $     (103,821)
                                                                   =============          =============       ==============

    Limited Partners                                               $  (9,378,181)         $  (8,522,034)      $  (10,278,239)
                                                                   =============          =============       ==============

NET LOSS PER LIMITED PARTNERSHIP UNIT                              $      (58.61)         $      (53.26)      $       (64.24)
                                                                   =============          =============       ==============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                          160,000                160,000              160,000
                                                                   =============          =============       ==============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                                      Year Ended December 31,
                                                                    -------------------------------------------------------
                                                                         1994                  1993                1992
                                                                    ------------           -----------         ------------
GENERAL PARTNER:
    Balance, beginning of year                                      $   (522,349)         $   (436,268)        $   (332,447)
    Net loss for year                                                    (94,729)              (86,081)            (103,821)
                                                                    ------------           -----------         ------------
    Balance, end of year                                            $   (617,078)         $   (522,349)        $   (436,268)
                                                                    ============           ===========         ============

LIMITED PARTNERS:
    Balance, beginning of year                                      $ 16,910,583           $25,432,617         $ 35,710,856
    Net loss for year                                                 (9,378,181)           (8,522,034)         (10,278,239)
                                                                    ------------           -----------         ------------
    Balance, end of year                                            $  7,532,402           $16,910,583         $ 25,432,617
                                                                    ============           ===========         ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                       Year Ended December,
                                                                     ------------------------------------------------------
                                                                          1994                1993                 1992
                                                                     ------------         -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (9,472,910)        $(8,608,115)         $(10,382,060)
      Adjustments to reconcile net loss to net cash provided
          by operating activities:
              Depreciation and amortization                            14,762,923          15,197,677            15,464,984
              Equity in net loss of cable television joint venture      1,468,218           1,277,358             1,676,435
              Amortization of interest rate protection contract            16,668              60,031               165,348
              Increase in trade receivables                              (132,111)           (115,166)             (468,179)
              Decrease (increase) in deposits, prepaid expenses
                  and deferred charges                                   (636,333)            (17,764)                3,040
              Increase in trade accounts payable, accrued
                  liabilities and subscriber prepayments                  451,507              89,387               487,450
              Increase (decrease) in advances from General Partner        647,605            (398,380)              457,354
                                                                     ------------         -----------          ------------
                 Net cash provided by operating activities              7,105,567           7,485,028             7,404,372
                                                                     ------------         -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                 (8,978,588)         (7,007,208)           (5,214,466)
                                                                     ------------         -----------          ------------
                 Net cash used in investing activities                 (8,978,588)         (7,007,208)           (5,214,466)
                                                                     ------------         -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                           77,661,002             116,518             2,263,542
    Repayment of debt                                                 (75,837,784)         (3,900,963)             (847,610)
    Purchase of interest rate protection contract                          -                  (50,000)               -
                                                                     ------------         -----------          ------------
                 Net cash provided by (used in)
                   financing activities                                 1,823,218          (3,834,445)            1,415,932
                                                                     ------------         -----------          ------------
Increase (decrease) in cash                                               (49,803)         (3,356,625)            3,605,838

Cash, beginning of year                                                   476,782           3,833,407               227,569
                                                                     ------------         -----------          ------------
Cash, end of year                                                    $    426,979         $   476,782          $  3,833,407
                                                                     ============         ===========          ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                    $  4,339,995         $ 3,900,545          $  4,199,841
                                                                     ============         ===========          ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 14-A
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

                 Cable TV Fund 14-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on February 6, l987, under a public program sponsored by Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation. The Partnership was formed to acquire, construct, develop and operate cable television systems. Intercable is the "General Partner" and manager of the Partnership. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and, also, for other affiliated entities.

                 On January 8, 1988, the Partnership and Cable TV Fund 14-B formed Cable TV Fund 14-A/B Venture (the "Venture"), to acquire the cable television system serving areas in and around Broward County, Florida. The Partnership contributed $18,975,000 to the capital of the Venture for an approximate 27 percent ownership interest and Cable TV Fund 14-B contributed $51,025,000 to the capital of the Venture for an approximate 73 percent ownership interest.

         Contributed Capital, Commissions and Syndication Costs

                 The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contribution to partnership capital.

                 Intercable purchased its interest in the Partnership by contributing $1,000 to partnership capital.

                 All profits and losses of the Partnership are allocated 99 percent to the limited partners and 1 percent to Intercable, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership Agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

         Cable Television System Acquisitions and Formation of the Venture

                 The Partnership acquired the cable television systems serving certain areas in and around the communities of Turnersville, New Jersey; Buffalo, Minnesota; Naperville, Illinois; and Calvert County, Maryland in 1987. In 1991, the Partnership purchased additional cable television systems serving certain communities in central Illinois (the "Central Illinois System").

                 The Partnership allocated the total contract purchase price of cable television systems acquired as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists and a noncompete agreement with previous owners; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased. Other system acquisition costs were capitalized and charged to distribution systems, except for the Central Illinois System which were charged to intangible assets.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

                 The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         Investment in Cable Television Joint Venture

                 In addition to its wholly owned systems, the Partnership owns an approximate 27 percent interest in the Venture through a capital contribution made in March 1988 of $18,975,000. The Venture acquired the Broward County System in March 1988. The Venture incurred losses of $5,417,779, $4,713,500 and $6,186,107 in 1994, 1993 and 1992, respectively, of which $1,468,218, $1,277,358 and $1,676,435, respectively, was allocated to the Partnership. The investment is accounted for on the equity method. The operations of the Venture are significant to the Partnership and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Venture on pages 31 to 40.

         Property, Plant and Equipment

                 Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

         Cable distribution systems                                   5 - 15 years
         Equipment and tools                                          3 -  5 years
         Office furniture and equipment                                    5 years
         Buildings                                                   10 - 20 years
         Vehicles                                                          3 years

                 Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

                 Costs assigned to intangible assets are being amortized using the straight-line method over the following remaining estimated useful lives:

         Franchise costs                                             1 -  5 years
         Subscriber lists                                                 5 years
         Costs in excess of interests in net assets purchased       32 - 37 years

         Revenue Recognition

                 Subscriber prepayments are initially deferred and recognized as revenue when earned.


(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Management Fees, Distribution Ratios and Reimbursements

                 Intercable manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Partnership for the years ended December 31, 1994, 1993, and 1992 were $2,022,113, $1,945,823 and $1,815,788, respectively.

                 Any distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to Intercable. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal 125 percent of the amount initially contributed to the Partnership capital by the limited partners; the balance, 75 percent to the limited partners and 25 percent to Intercable.

                 The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on total revenues and/or the cost of partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenues, which Intercable believes provides a more accurate method of allocation. Systems owned by Intercable and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses were $3,105,440, $2,737,532 and $2,503,024 in 1994, 1993 and 1992, respectively.

                 The Partnership was charged interest during 1994 at an average interest rate of 10 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged by Intercable was $43,708, $1,029 and $10,063 for the years ended December 31, 1994, 1993 and 1992, respectively.

         Payments to/from Affiliates for Programming Services

                 The Partnership receives programming from Product Information Network, Superaudio, The Mind Extension University and Jones Computer Network, affiliates of Intercable. Payments to Superaudio totalled $51,858, $50,655 and $48,754 in 1994, 1993 and 1992, respectively. Payments to The Mind Extension University totalled $51,389, $32,659 and $31,361 in 1994, 1993 and 1992,
respectively. Payments to Jones Computer Network, which initiated service in 1994, totalled $21,344 in 1994. The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Partnership totalling $42,223 in 1994.

(4)      PROPERTY, PLANT AND EQUIPMENT

                 Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:


                                                                                      December 31,
                                                                            ------------------------------
                                                                                1994              1993
                                                                            ------------      ------------
         Cable distribution systems                                         $107,439,862      $ 99,555,761
         Equipment and tools                                                   3,601,207         3,161,178
         Office furniture and equipment                                        1,471,959         1,275,684
         Buildings                                                             2,339,942         2,304,928
         Vehicles                                                              2,193,470         1,770,300
         Land                                                                    387,781           387,781
                                                                            ------------      ------------
                                                                             117,434,221       108,455,632
         Less - accumulated depreciation                                     (57,090,363)      (47,132,923)
                                                                            ------------      ------------
                                                                            $ 60,343,858      $ 61,322,709
                                                                            ============      ============

 (5)     DEBT

                                                                                      December 31,
                                                                            ------------------------------
                 Debt consists of the following:                                1994              1993
                                                                            ------------      ------------
         Lending institutions-
             Revolving credit and term loan                                 $ 76,900,000      $ 75,334,400
         Capital lease obligations                                               525,047           267,429
                                                                            ------------      ------------
                                                                            $ 77,425,047      $ 75,601,829
                                                                            ============      ============


                 At December 31, 1992, the Partnership's former revolving credit facility converted to a term loan. The then-outstanding balance of $74,023,000 was repaid in July 1994 with borrowings under a new $80,000,000 revolving credit facility. The new revolving credit facility converts to a term loan on September 30, 1996, at which time the then-outstanding balance is payable in quarterly installments through March 31, 2002. At December 31, 1994, $76,900,000 was outstanding under this agreement, leaving $3,100,000 available for future needs of the Partnership. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/4 percent or a fixed rate defined as the CD rate plus 1-3/8 percent or the London Interbank Offered Rate plus 1-1/4 percent. A fee of 3/8 of one percent per annum on the unused portion of the new commitment is also paid. The effective interest rates on outstanding obligations as of December 31, 1994 and 1993 were 7.49 percent and
4.64 percent, respectively.

                 On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $5,000,000. The Partnership paid a fee of $50,000. The agreement protects the Partnership from LIBOR interest rates that exceed 7 percent for three years from the date of the agreement. The fee is being charged to interest expense over the life of this agreement using the straight-line method.

                 Installments due on debt principal for each of the five years in the period ending December 31, 1999, and thereafter, respectively, are:
$157,514, $2,080,014, $4,002,514, $9,665,005, $13,457,500 and $48,062,500.  At
December 31, 1994, substantially all of the Partnership's property, plant and equipment secured the above indebtedness.


(6)      INCOME TAXES

                 Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by the General Partner.

                 The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

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


 (7)     COMMITMENTS AND CONTINGENCIES

                 On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Partnership has filed cost-of-service showings for the Buffalo, Minnesota; Naperville, Illinois; and Calvert County, Maryland systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings for these systems have not yet received final approvals from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions until such final approvals are received. The Partnership complied with the February 1994 benchmark regulations and further reduced rates in the Turnersville, New Jersey and Central Illinois systems effective July 1994.

                 The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totalled $233,251, $250,526 and $226,896, respectively, for the years ended December 31, 1994, 1993 and 1992. Minimum commitments under operating leases for the five years in the period ending December 31, 1999, and thereafter are as follows:

                 1995                      $220,771
                 1996                       165,957
                 1997                       155,489
                 1998                       154,339
                 1999                       145,756
                 Thereafter                   8,250
                                           --------
                                           $850,562
                                           ========

(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

                 Supplementary profit and loss information is presented below:

                                                                                 Year Ended December 31,
                                                                      -------------------------------------------
                                                                         1994             1993             1992
                                                                      ----------      -----------     -----------
                 Maintenance and repairs                              $  754,314      $   840,307     $   764,411
                                                                      ==========      ===========     ===========
                 Taxes, other than income and payroll taxes           $  162,029      $   155,727     $   179,572
                                                                      ==========      ===========     ===========
                 Advertising                                          $  688,611      $  621,377      $   841,721
                                                                      ==========      ===========     ===========
                 Depreciation of property, plant and equipment        $9,957,440      $10,131,923     $10,068,794
                                                                      ==========      ===========     ===========
                 Amortization of intangible assets                    $4,805,483      $ 5,065,754     $ 5,396,190
                                                                      ==========      ===========     ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Cable TV Fund 14-A/B Venture:

         We have audited the accompanying balance sheets of CABLE TV FUND 14-A/B VENTURE (a Colorado general partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A/B Venture as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                                            ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8,1995.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                                December 31,
                                                                                      -------------------------------
                 ASSETS                                                                    1994             1993
                 ------                                                               ------------       ------------
CASH                                                                                  $    254,974       $    313,701

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $95,444 and $60,902 at December 31, 1994 and 1993, respectively                        601,185            826,776

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                              48,109,168         44,478,623
    Less- accumulated depreciation                                                     (20,972,255)       (17,707,316)
                                                                                      ------------       ------------
                                                                                        27,136,913         26,771,307

    Franchise costs, net of accumulated amortization of $30,414,475 and
        $25,903,735 at December 31, 1994 and 1993, respectively                         17,228,025         21,738,765
    Subscriber lists, net of accumulated amortization of $8,745,434 and
        $7,923,218 at December 31, 1994 and 1993, respectively                           2,974,966          3,797,182
    Costs in excess of interests in net assets purchased, net of accumulated amortization of $3,649,056 and $3,108,456 at December 31, 1994
        and 1993, respectively                                                          17,975,010         18,515,610
                                                                                      ------------       ------------
                 Total investment in cable television properties                        65,314,914         70,822,864

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                            426,387            352,475
                                                                                      ------------       ------------
                 Total assets                                                         $ 66,597,460       $ 72,315,816
                                                                                      ============       ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                                December 31,
                                                                                      ------------------------------
                 LIABILITIES AND PARTNERS' CAPITAL                                         1994             1993
                 ---------------------------------                                    ------------       -----------
LIABILITIES:
    Debt                                                                              $ 42,271,921      $ 43,461,730
    Accounts payable-
        Trade                                                                               60,525            14,063
        Jones Intercable, Inc.                                                             354,179            57,920
    Accrued liabilities                                                                  1,350,465           832,382
    Subscriber prepayments                                                                 496,407           467,979
                                                                                      ------------       -----------
                 Total liabilities                                                      44,533,497        44,834,074
                                                                                      ------------       -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL:
    Contributed capital                                                                 70,000,000        70,000,000
    Accumulated deficit                                                                (47,936,037)      (42,518,258)
                                                                                      ------------       -----------
                                                                                        22,063,963        27,481,742
                                                                                      ------------       -----------
                 Total liabilities and partners' capital                              $ 66,597,460       $72,315,816
                                                                                      ============       ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                       Year Ended December 31,
                                                                     -------------------------------------------------------
                                                                        1994                   1993                 1992
                                                                     -----------            -----------          -----------
REVENUES                                                             $22,183,524            $22,068,952          $20,212,867

COSTS AND EXPENSES:
    Operating, general and administrative                             12,878,438             12,339,515           11,052,427
    Management fees and allocated overhead from
        Jones Intercable, Inc.                                         2,777,290              2,701,568            2,481,658
    Depreciation and amortization                                      9,188,994              9,352,808            9,971,915
                                                                     -----------            -----------          -----------
OPERATING LOSS                                                        (2,661,198)            (2,324,939)          (3,293,133)
                                                                     -----------            -----------          -----------
OTHER INCOME (EXPENSE):
    Interest expense                                                  (2,728,034)            (2,450,672)          (2,564,990)
    Other, net                                                           (28,547)                62,111             (327,984)
                                                                     -----------            -----------          -----------
         Total other income (expense)                                 (2,756,581)            (2,388,561)          (2,892,974)
                                                                     -----------            -----------          -----------
NET LOSS                                                             $(5,417,779)           $(4,713,500)         $(6,186,107)
                                                                     ===========            ===========          ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL


                                                                                        Year Ended December 31,
                                                                     -------------------------------------------------------
                                                                         1994                   1993                1992
                                                                     -----------            -----------          -----------
CABLE TV FUND 14-A (27%):
    Balance, beginning of year                                       $ 7,351,293            $ 8,628,651          $10,305,086
    Net loss for year                                                 (1,468,218)            (1,277,358)          (1,676,435)
                                                                     -----------            -----------          -----------
    Balance, end of year                                             $ 5,883,075            $ 7,351,293          $ 8,628,651
                                                                     ===========            ===========          ===========

CABLE TV FUND 14-B (73%):
    Balance, beginning of year                                       $20,130,449            $23,566,591          $28,076,263
    Net loss for year                                                 (3,949,561)            (3,436,142)          (4,509,672)
                                                                     -----------            -----------          -----------
    Balance, end of year                                             $16,180,888            $20,130,449          $23,566,591
                                                                     ===========            ===========          ===========

TOTAL:
    Balance, beginning of year                                       $27,481,742            $32,195,242          $38,381,349
    Net loss for year                                                 (5,417,779)            (4,713,500)          (6,186,107)
                                                                     -----------            -----------          -----------
    Balance, end of year                                             $22,063,963            $27,481,742          $32,195,242
                                                                     ===========            ===========          ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                        Year Ended December 31,
                                                                         ---------------------------------------------------------
                                                                              1994                  1993                  1992
                                                                         ------------            -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $(5,417,779)           $(4,713,500)          $(6,186,107)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Depreciation and amortization                                    9,188,994              9,352,808             9,971,915
           Amortization of interest rate protection agreement                  82,080                 82,080                -
           Decrease (increase) in trade receivables                           225,591               (253,001)             (332,245)
           Decrease (increase) in deposits, prepaid expenses
               and deferred charges                                          (206,491)                13,218              (215,681)
           Increase in accounts payable, accrued
               liabilities and subscriber prepayments                         592,973                139,815                77,110
           Increase (decrease) in advances from Jones Intercable, Inc.        296,259                (67,953)              109,168
                                                                         ------------            -----------           -----------
                 Net cash provided by operating activities                  4,761,627              4,553,467             3,424,160
                                                                         ------------            -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                     (3,630,545)            (3,040,155)           (2,094,077)
                                                                         ------------            -----------           -----------
                 Net cash used in investing activities                     (3,630,545)            (3,040,155)           (2,094,077)
                                                                         ------------            -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                   71,380                159,493             2,286,081
    Repayment of debt                                                      (1,261,189)            (3,606,172)           (1,415,363)
    Purchase of interest rate protection contract                              -                    (246,250)             -
                                                                         ------------            -----------           -----------
                 Net cash provided by (used in)
                   financing activities                                    (1,189,809)            (3,692,929)              870,718
                                                                         ------------            -----------           -----------
Increase (decrease) in cash                                                   (58,727)            (2,179,617)            2,200,801

Cash, beginning of year                                                       313,701              2,493,318               292,517
                                                                         ------------            -----------           -----------
Cash, end of year                                                        $    254,974            $   313,701           $ 2,493,318
                                                                         ============            ===========           ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                        $  2,454,391            $ 2,333,869           $ 2,502,294
                                                                         ============            ===========           ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

                 On January 8, 1988, Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd. (the "Venture Partners") formed a Colorado general partnership known as Cable TV Fund 14-A/B Venture (the "Venture") by contributing $18,975,000 and $51,025,000, respectively, for approximate 27 percent and 73 percent ownership interests, respectively. The Venture was formed for the purpose of acquiring the cable television system serving areas in and around Broward County, Florida (the "Broward County System").

                 Jones Intercable, Inc. ("Intercable"), general partner of each of the Venture Partners, manages the Venture. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and for other affiliated entities.

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

         Property, Plant and Equipment

                 Depreciation is provided using the straight-line method over the following estimated service lives:

                 Cable distribution systems                                            5 - 15 years
                 Equipment and tools                                                        5 years
                 Office furniture and equipment                                             5 years
                 Buildings                                                            10 - 20 years
                 Vehicles                                                                   3 years

                 Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

                 Costs assigned to franchises, subscriber lists and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

                 Franchise costs                                                       1 - 8 years
                 Subscriber lists                                                          4 years
                 Costs in excess of interests in net assets purchased                     34 years

         Revenue Recognition

                 Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH AFFILIATES

         Brokerage Fees

                 The Jones Group, Ltd., a subsidiary of Intercable, performs brokerage services in connection with the acquisition of systems for the Venture. For brokering the acquisition of a SMATV system in the Broward County System for the Venture, The Jones Group, Ltd. was paid a fee of $2,456, or 4 percent of the purchase price, during 1992. There were no brokerage fees paid in 1994 or 1993.

         Management Fees and Reimbursements

                 Intercable manages the Venture and receives a fee for its services equal to five percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Venture for the years ended December 31, 1994, 1993 and 1992 were $1,109,176, $1,103,448 and $1,010,643, respectively.

                 The Venture reimburses Intercable for allocated overhead and administrative expenses. These expenses include salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal, and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each entity managed.
Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the entity. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which Intercable believes provides a more accurate method of allocation. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1994, 1993 and 1992 were $1,668,114, $1,598,120 and $1,471,015, respectively.

                 The Venture was charged interest during 1994 at an average interest rate of 10 percent on the amounts due Intercable, such rate approximated Intercable's weighted average cost of borrowing. Total interest charged the Venture by Intercable was $960, $2,361 and $10,475 for the years ended December 31, 1994, 1993 and 1992, respectively.

         Payments to/from Affiliates for Programming Services

                 The Venture receives programming from Product Information Network, Superaudio, The Mind Extension University and Jones Computer Network, affiliates of Intercable. Payments to Superaudio totalled $30,631, $30,018 and $28,679 in 1994, 1993 and 1992, respectively. Payments to The Mind Extension University totalled $27,751, $17,451 and $16,434 in 1994, 1993 and 1992,
respectively. Payments to Jones Computer Network, which initiated service in 1994, totalled $5,694 in 1994. The Venture receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Venture totalling $23,856 in 1994.

(4)      PROPERTY, PLANT AND EQUIPMENT

                 Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:

                                                                                       December 31,
                                                                            ---------------------------------
                                                                                 1994                1993
                                                                            ------------         ------------
         Cable distribution systems                                         $ 41,905,039         $ 38,564,773
         Equipment and tools                                                   1,676,058            1,667,051
         Office furniture and equipment                                        1,117,198              977,462
         Buildings                                                             1,865,476            1,820,966
         Vehicles                                                                814,530              717,504
         Land                                                                    730,867              730,867
                                                                            ------------         ------------
                                                                              48,109,168           44,478,623

         Less - accumulated depreciation                                     (20,972,255)         (17,707,316)
                                                                            ------------         ------------
                                                                            $ 27,136,913         $ 26,771,307
                                                                            ============         ============

(5)      DEBT

                 Debt consists of the following:                                        December 31,
                                                                            ---------------------------------
                                                                                 1994                1993
                                                                            ------------         ------------
         Lending institutions-
             Revolving credit and term loan                                 $ 42,120,468         $ 43,290,000

         Capital lease obligations                                               151,453              171,730
                                                                            ------------         ------------
                                                                            $ 42,271,921         $ 43,461,730
                                                                            ============         ============

                 On December 31, 1992, the then-outstanding balance of $46,800,000 on the Venture's revolving credit facility converted to a term loan. The balance outstanding on the term loan at December 31, 1994 was $42,120,468. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In June 1994, Intercable completed negotiations to lower the level of principal payments in order to provide liquidity for capital expenditures. Installments paid during 1994 totalled $1,169,532. Installments due during 1995 total $2,340,000. Funding for these installments is expected to come from cash on hand and cash generated from operations. Interest is at the Venture's option of Prime plus 1/2 percent, LIBOR plus 1-1/2 percent or the CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of December 31, 1994 and 1993 were 7.17 percent and 5.0 percent, respectively.

                 In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.
The fee is being charged to interest expense over the life of the agreement using the straight-line method.

                 Installments due on debt principal for each of the five years in the period ending December 31, 1999 and thereafter, respectively, are:
$2,385,436, $3,555,436, $4,725,436, $4,695,145, $26,910,468 and $-0-.  At
December 31, 1994, substantially all of the Venture's property, plant and equipment secured the above indebtedness.


(6)      INCOME TAXES

                 Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners of Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.

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


(7)      COMMITMENTS AND CONTINGENCIES


                 On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation in the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Venture complied with the February 1994 benchmark regulations and further reduced rates in the Broward County System effective July 1994.

                 Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totalled $49,856, $46,521 and $45,406, respectively for the years ended December 31, 1994, 1993 and 1992. Minimum commitments under operating leases for each of the five years in the period ending December 31, 1999 and thereafter are as follows:

                                  1995                                    $50,997
                                  1996                                     31,381
                                  1997                                      6,996
                                  1998                                      1,166
                                  1999                                        -
                                  Thereafter                                  -
                                                                          -------
                                                                          $90,540
                                                                          =======


(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

                 Supplementary profit and loss information is presented below:

                                                                                       Year Ended December 31,
                                                                      -----------------------------------------------------
                                                                          1994                 1993                  1992
                                                                      ----------            ----------           ----------
                Maintenance and repairs                               $  238,893            $  238,163           $  222,104
                                                                      ==========            ==========           ==========
                Taxes, other than income and payroll taxes            $  258,369            $  265,331           $  259,575
                                                                      ==========            ==========           ==========
                Advertising                                           $  157,998            $   95,211           $  155,137
                                                                      ==========            ==========           ==========
                Depreciation of property, plant and equipment         $3,315,438            $3,468,602           $4,055,759
                                                                      ==========            ==========           ==========
                Amortization of intangible assets                     $5,873,556            $5,884,206           $5,916,156
                                                                      ==========            ==========           ==========

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

    While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 12,358.

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below.

Name                              Age          Positions with the General Partner
- ----                              ---          ----------------------------------
Glenn R. Jones                    65           Chairman of the Board and Chief Executive Officer
Derek H. Burney                   55           Vice Chairman of the Board
James B. O'Brien                  45           President, Chief Operating Officer and Director
Ruth E. Warren                    45           Group Vice President/Operations
Kevin P. Coyle                    43           Group Vice President/Finance
Christopher J. Bowick             40           Group Vice President/Technology
Timothy J. Burke                  44           Group Vice President/Taxation/Administration
Raymond L. Vigil                  48           Group Vice President/Human Resources and Director
Cynthia A. Winning                43           Group Vice President/Marketing
Elizabeth M. Steele               43           Vice President/General Counsel/Secretary
Larry W. Kaschinske               35           Controller
James J. Krejci                   53           Director
Christine Jones Marocco           39           Director
Daniel E. Somers                  47           Director
Robert S. Zinn                    58           Director
David K. Zonker                   41           Director

        Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

        Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors in January 1995. He is also a member of the Executive Committee of the Board of Directors. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

        Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is also President and a Director of Jones Cable Group, Ltd., Jones Global Funds, Inc. and Jones Global Management, Inc., all affiliates of the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

        Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice
President/Operations of the General Partner in September 1990.

        Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

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

        Mr. Raymond L. Vigil joined the General Partner in June 1993 as Group Vice President/Human Resources. Previous to joining the General Partner, Mr. Vigil served as Executive Director of Learning with USWest. Prior to USWest, Mr. Vigil worked in various human resources posts over a 14-year term with the IBM Corporation.

        Ms. Cynthia A. Winning joined the General Partner as Group Vice President/Marketing in December 1994. Previous to joining the General Partner, Ms. Winning served since 1994 as the President of PRS Inc., Denver, Colorado, a sports and event marketing company. From 1979 to 1981 and from 1986 to 1994, Ms. Winning served as the Vice President and Director of Marketing for Citicorp Retail Services, Inc., a provider of private-label credit cards for ten national retail department store chains. From 1981 to 1986, Ms. Winning was the Director of Marketing Services for Daniels & Associates cable television operations, as well as the Western Division Marketing Director for Capital Cities Cable. Ms. Winning also serves as a board Member of Cities in Schools, a dropout intervention/prevention program.

         Ms. Elizabeth M. Steele joined the General Partner in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the General Partner, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

         Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and a Group Vice President of the General Partner. Prior to May 1994, he also served as Group Vice President of Jones Futurex, Inc., an affiliate of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, which is engaged in the provision of telecommunications services. Mr. Krejci has been a Director of the General Partner since August 1987.

         Ms. Christine Jones Marocco was appointed a Director of the General Partner in December 1994. She is the daughter of Glenn R. Jones. Ms. Marocco is also a director of Jones International, Ltd.

         Mr. Daniel E. Somers was appointed a Director of the General Partner in December 1994 and also serves on the General Partner's Audit Committee. From January 1992 to January 1995, Mr. Somers worked as Senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Robert S. Zinn was appointed a Director of the General Partner in December 1994. Mr. Zinn joined the General Partner in January 1991 and is a member of its Legal Department. He is also Vice President/Legal Affairs of Jones International, Ltd. Prior to joining the General Partner, Mr. Zinn was in private law practice in Denver, Colorado for over 25 years.

         Mr. David K. Zonker was appointed a Director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd., a subsidiary of Jones International, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. From October 1980 until joining Jones International Securities, Ltd. in January 1984, Mr. Zonker was employed by the General Partner. Mr. Zonker is a member of the Board of Directors of various affiliates of the General Partner, including Jones International Securities, Ltd. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is a past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments. He is a member of the Board of Trustees of Graceland College, Lamoni, Iowa; the International Association of Financial Planners and the American and Colorado Institutes of Certified Public Accountants.


                        ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate the cable television systems owned by the Partnership. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

    No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

    The General Partner charges the Partnership a management fee, and the Partnership reimburses the General Partner for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to the partnership managed. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed for the Partnership. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

    The General Partner also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates the General Partner's weighted average cost of borrowing.

    From time to time, The Jones Group, Ltd., an affiliate of the General Partner, performs brokerage services for the Partnership and the Venture in connection with Partnership and Venture acquisitions and sales from or to unaffiliated entities.

    The Systems receive stereo audit programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the General Partner, for fees based upon the number of subscribers receiving the programming.

    Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Systems. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Partnership. During the year ended December 31, 1994, the Partnership received revenues from PIN of $42,223, and the Venture received revenues from PIN of $23,856.

    The charges to the Partnership and the Venture for related party transactions are as follows for the periods indicated:

                                                                            At December 31,
                                                   -------------------------------------------------------------
Cable TV Fund 14-A                                         1994                  1993                1992
- ------------------                                         ----                  ----                ----
Management fees                                    $         2,022,113   $        1,945,823   $        1,815,788
Allocation of expenses                                       3,105,440            2,737,532            2,503,024
Interest expense                                                43,708                1,069               10,063
Amount of notes and advances outstanding                       706,579               58,974              457,354
Highest amount of notes and advances outstanding             1,004,121              457,354              730,268
Programming fees:
   Superaudio                                                   51,858               50,655               48,754
   Mind Extension University                                    51,389               32,659               31,361
   Jones Computer Network                                       21,344                  -0-                  -0-


                                                                            At December 31,
                                                   -------------------------------------------------------------
Cable TV Fund 14-A/B Venture                               1994                  1993                1992
- ----------------------------                               ----                  ----                ----
Management fees                                    $         1,109,176   $        1,103,448   $        1,010,643
Brokerage fees                                                     -0-                  -0-                2,456
Allocation of expenses                                       1,668,114            1,598,120            1,471,015
Interest expense                                                   960                2,361               10,475
Amount of notes and advances outstanding                       354,179               57,920              125,873
Highest amount of notes and advances outstanding               354,179              125,873              580,654
Programming fees:
   Superaudio                                                   30,631               30,018               28,679
   Mind Extension University                                    27,751               17,451               16,434
   Jones Computer Network                                        5,694                  -0-                  -0-

                                    PART IV.

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(a)1. See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

3.          The following exhibits are filed herewith.

   4.1      Limited Partnership Agreements for Cable TV Fund 14-A.  (1)

   4.2 Joint Venture Agreement of Cable TV Fund 14-A/B Venture, dated as of January 8, 1988, between Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd. (1)

   10.1.1 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Big Cypress Seminole Indian Reservation, Florida (Fund 14-A/B). (2)

   10.1.2 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Brighton Seminole Indian Reservation, Florida (Fund 14-A/B). (2)

   10.1.3 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the unincorporated portions of Broward County, Florida (Fund 14-A/B).
            (3)

   10.1.4 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Cooper City, Florida (Fund 14-A/B).

   10.1.5 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Dania, Florida (Fund 14-A/B). (3)

   10.1.6 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Davie, Florida (Fund 14-A/B). (3)

   10.1.7 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Hollywood Seminole Indian Reservation, Florida (Fund 14-A/B). (2)

   10.1.8 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Immokalee Seminole Indian Reservation, Florida (Fund 14-A/B). (2)

   10.1.9 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Lauderdale Lakes, Florida (Fund 14-A/B). (3)

   10.1.10 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Bement, Illinois (Fund 14-A). (5)

   10.1.11 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Cerro Gordo, Illinois (Fund 14-A). (4)

   10.1.12 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Chanute Air Force Base, Illinois (Fund 14-A). (4)

   10.1.13 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Chatsworth, Illinois (Fund 14-A). (4)

   10.1.14 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Chenoah, Illinois (Fund 14-A). (4)

   10.1.15 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Clinton, Illinois (Fund 14-A). (4)

   10.1.16 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Dupage, Illinois (Fund 14-A). (1)

   10.1.17 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Fairbury, Illinois (Fund 14-A). (4)

   10.1.18 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Farmer City, Illinois (Fund 14-A).

   10.1.19 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Forrest, Illinois (Fund 14-A). (4)

   10.1.20 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Gibson City, Illinois (Fund 14-A). (4)

   10.1.21 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Leroy, Illinois (Fund 14-A). (4)

   10.1.22 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Monticello, Illinois (Fund 14-A). (4)

   10.1.23 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Naperville, Illinois (Fund 14-A). (1)

   10.1.24 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Pesotum, Illinois (Fund 14-A). (4)

   10.1.25 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Rantoul, Illinois (Fund 14-A). (4)

   10.1.26 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Thomasborough, Illinois (Fund 14-A). (9)

   10.1.27 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Tolono, Illinois (Fund 14-A).

   10.1.28 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Will, Illinois (Fund 14-A). (1)

   10.1.29 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Calvert, Maryland (Fund 14-A). (1)

   10.1.30 Copy of a franchise and related documents thereto granting a community antenna television system franchise for St. Mary's County, Maryland (Fund 14-A). (5)

   10.1.31 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Southern Anne Arundel County, Maryland (Fund 14-A). (1)

   10.1.32 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Albertville, Minnesota (Fund 14-A). (1)

   10.1.33 Copy of a franchise and related documents thereto granting a community antenna television system franchise for City of Big Lake, Minnesota (Fund 14-A). (1)

   10.1.34 Copy of Ordinance No. 1200 dated 3/5/90 relating to the City of Big Lake franchise (Fund 14-A). (5)

   10.1.35 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Buffalo, Minnesota (Fund 14-A). (1)

   10.1.36 Copy of Ordinance dated 4/16/90 relating to the Buffalo franchise (Fund 14-A). (5)

   10.1.37 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Cokato, Minnesota (Fund 14-A). (1)

   10.1.38 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Dassel, Minnesota (Fund 14-A). (1)

   10.1.39 Copy of Ordinance No. 10.044 dated 1/16/90 relating to the Dassel franchise (Fund 14-A). (5)

   10.1.40 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Dayton, Minnesota (Fund 14-A). (1)

   10.1.41 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Delano, Minnesota (Fund 14-A). (1)

   10.1.42 Copy of Ordinance No. 0-90-01 dated 3/20/90 relating to the Delano franchise (Fund 14-A). (5)

   10.1.43 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Elk River, Minnesota (Fund 14-A). (1)

   10.1.44 Copy of Ordinance No. 90-3 dated 2/26/90 relating to the City of Elk River franchise (Fund 14-A). (5)

   10.1.45 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Hassan, Minnesota (Fund 14-A). (2)

   10.1.46 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Maple Lake, Minnesota (Fund 14-A). (1)

   10.1.47 Copy of Ordinance No. 38 dated 3/5/90 relating to the City of Maple Lake franchise (Fund 14-A). (5)

   10.1.48 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Monticello, Minnesota (Fund 14-A). (1)

   10.1.49 Copy of Ordinance No. 183 dated 2/26/90 relating to the City of Monticello franchise (Fund 14-A). (5)

   10.1.50 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Monticello, Minnesota (Fund 14-A). (1)

   10.1.51 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Ostego, Minnesota (Fund 14-A). (1)

   10.1.52 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Rockford, Minnesota (Fund 14-A). (1)

   10.1.53 Resolutions 90-14 and 90-15 dated 4/10/90 relating to the City of Rockford franchise (Fund 14-A). (5)

   10.1.54 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Rockford, Minnesota (Fund 14-A). (2)

   10.1.55 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of St. Michael, Minnesota (Fund 14-A). (1)

   10.1.56 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Watertown, Minnesota (Fund 14-A). (1)

   10.1.57 Copy of Ordinance No. 178 relating to the City of Watertown franchise (Fund 14-A). (5)

   10.1.58 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Buena Vista, New Jersey (Fund 14-A). (1)

   10.1.49 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Borough of Chesilhurst, New Jersey (Fund 14-A). (1)

   10.1.60 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Borough of Folsom, New Jersey (Fund 14-A). (1)

   10.1.61 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Monroe, New Jersey (Fund 14-A). (1)

   10.1.62 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Washington, New Jersey (Fund 14-A). (1)

   10.1.63 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Waterford, New Jersey (Fund 14-A). (1)

   10.1.64 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Winslow, New Jersey (Fund 14-A). (1)

   10.1.65 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Georgetown, South Carolina (Fund 14-B). (5)

   10.2.1 Credit Agreement dated as of July 21, 1994 among Cable TV Fund 14-A and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A)

   10.2.2 Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (6)

   10.2.3 First Letter Amendment dated June 11, 1990 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (6)

   10.2.4 Second Letter Amendment dated May 28, 1992 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (6)

   10.2.5 Third Letter Amendment dated June 30, 1994 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B)

   10.3.1 Purchase and Sale Agreement dated as of March 31, 1988 by and between Cable TV Fund 14-A/B Venture as Buyer and Jones Intercable, Inc. as Seller. (Fund 14-A/B) (7)

   10.3.2 Purchase and Sale Agreement dated as of May 30, 1991, by and between Jones Intercable, Inc. and Fund 14-A. (Fund 14-A) (8)

   27       Financial Data Schedule

__________

   (1) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1987 (Commission File Nos. 0-15378 and 0-16200)

   (2) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1990 (Commission File Nos. 0-15378 and 0-16200)

   (3) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1989 (Commission File Nos. 0-15378 and 0-16200)

   (4) Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended December 31, 1990 of Jones Intercable, Inc. (Commission File No. 1-9953)

   (5) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1992.

   (6) Incorporated by reference from Registrants' Reports on Form 8-K dated March 31, 1993 (Commission File Nos. 0- 15378 and 0-16200)

   (7) Incorporated by reference from Registrants' Reports on Form 8-K dated March 31, 1988 (Commission File Nos. 0- 15378 and 0-16200)

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

                                        CABLE TV FUND 14-A, LTD.
                                        a Colorado limited partnership
                                        By:      Jones Intercable, Inc.


                                        By:      /s/ Glenn R. Jones
                                                 ------------------
                                                 Glenn R. Jones
                                                 Chairman of the Board and Chief
Dated: March 22, 1995                            Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By:      /s/ Glenn R. Jones
                                                 ------------------
                                                 Glenn R. Jones
                                                 Chairman of the Board and Chief
                                                 Executive Officer
Dated:  March 22, 1995                           (Principal Executive Officer)


                                        By:      /s/ Kevin P. Coyle
                                                 ------------------
                                                 Kevin P. Coyle
                                                 Group Vice President/Finance
Dated:  March 22, 1995                           (Principal Financial Officer)


                                        By:      /s/ Larry Kaschinske
                                                 --------------------
                                                 Larry Kaschinske
                                                 Controller
Dated:  March 22, 1995                           (Principal Accounting Officer)


                                        By:      /s/ James B. O'Brien
                                                 --------------------
                                                 James B. O'Brien
Dated:  March 22, 1995                           President and Director


                                        By:      /s/ Raymond L. Vigil
                                                 --------------------
                                                 Raymond L. Vigil
Dated:  March 22, 1995                           Group Vice President and
                                                 Director


                                        By:      /s/ Robert S. Zinn
                                                 ------------------
                                                 Robert S. Zinn
Dated:  March 22, 1995                           Director

                                        By:      /s/ David K. Zonker
                                                 -------------------
                                                 David K. Zonker
Dated: March 22, 1995                            Director


                                        By:
                                                 --------------------
                                                 Derek H. Burney
Dated:                                           Director


                                        By:
                                                 --------------------
                                                 James J. Krejci
Dated:                                           Director


                                        By:
                                                 --------------------
                                                 Christine Jones Marocco
Dated:                                           Director


                                        By:
                                                 --------------------
                                                 Daniel E. Somers
Dated:                                           Director

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

   4.1      Limited Partnership Agreements for Cable TV Fund 14-A.  (1)

   4.2 Joint Venture Agreement of Cable TV Fund 14-A/B Venture, dated as of January 8, 1988, between Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd. (1)

   10.1.1 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Big Cypress Seminole Indian Reservation, Florida (Fund 14-A/B). (2)

   10.1.2 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Brighton Seminole Indian Reservation, Florida (Fund 14-A/B). (2)

   10.1.3 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the unincorporated portions of Broward County, Florida (Fund 14-A/B).
            (3)

   10.1.4 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Cooper City, Florida (Fund 14-A/B).

   10.1.5 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Dania, Florida (Fund 14-A/B). (3)

   10.1.6 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Davie, Florida (Fund 14-A/B). (3)

   10.1.7 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Hollywood Seminole Indian Reservation, Florida (Fund 14-A/B). (2)

   10.1.8 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Immokalee Seminole Indian Reservation, Florida (Fund 14-A/B). (2)

   10.1.9 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Lauderdale Lakes, Florida (Fund 14-A/B). (3)

   10.1.10 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Bement, Illinois (Fund 14-A). (5)

   10.1.11 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Cerro Gordo, Illinois (Fund 14-A). (4)

   10.1.12 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Chanute Air Force Base, Illinois (Fund 14-A). (4)

   10.1.13 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Chatsworth, Illinois (Fund 14-A). (4)

   10.1.14 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Chenoah, Illinois (Fund 14-A). (4)

   10.1.15 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Clinton, Illinois (Fund 14-A). (4)

   10.1.16 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Dupage, Illinois (Fund 14-A). (1)

   10.1.17 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Fairbury, Illinois (Fund 14-A). (4)

   10.1.18 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Farmer City, Illinois (Fund 14-A).

   10.1.19 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Forrest, Illinois (Fund 14-A). (4)

   10.1.20 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Gibson City, Illinois (Fund 14-A). (4)

   10.1.21 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Leroy, Illinois (Fund 14-A). (4)

   10.1.22 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Monticello, Illinois (Fund 14-A). (4)

   10.1.23 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Naperville, Illinois (Fund 14-A). (1)

   10.1.24 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Pesotum, Illinois (Fund 14-A). (4)

   10.1.25 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Rantoul, Illinois (Fund 14-A). (4)

   10.1.26 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Thomasborough, Illinois (Fund 14-A). (9)

   10.1.27 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Tolono, Illinois (Fund 14-A).

   10.1.28 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Will, Illinois (Fund 14-A). (1)

   10.1.29 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Calvert, Maryland (Fund 14-A). (1)

   10.1.30 Copy of a franchise and related documents thereto granting a community antenna television system franchise for St. Mary's County, Maryland (Fund 14-A). (5)

   10.1.31 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Southern Anne Arundel County, Maryland (Fund 14-A). (1)

   10.1.32 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Albertville, Minnesota (Fund 14-A). (1)

   10.1.33 Copy of a franchise and related documents thereto granting a community antenna television system franchise for City of Big Lake, Minnesota (Fund 14-A). (1)

   10.1.34 Copy of Ordinance No. 1200 dated 3/5/90 relating to the City of Big Lake franchise (Fund 14-A). (5)

   10.1.35 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Buffalo, Minnesota (Fund 14-A). (1)

   10.1.36 Copy of Ordinance dated 4/16/90 relating to the Buffalo franchise (Fund 14-A). (5)

   10.1.37 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Cokato, Minnesota (Fund 14-A). (1)

   10.1.38 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Dassel, Minnesota (Fund 14-A). (1)

   10.1.39 Copy of Ordinance No. 10.044 dated 1/16/90 relating to the Dassel franchise (Fund 14-A). (5)

   10.1.40 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Dayton, Minnesota (Fund 14-A). (1)

   10.1.41 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Delano, Minnesota (Fund 14-A). (1)

   10.1.42 Copy of Ordinance No. 0-90-01 dated 3/20/90 relating to the Delano franchise (Fund 14-A). (5)

   10.1.43 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Elk River, Minnesota (Fund 14-A). (1)

   10.1.44 Copy of Ordinance No. 90-3 dated 2/26/90 relating to the City of Elk River franchise (Fund 14-A). (5)

   10.1.45 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Hassan, Minnesota (Fund 14-A). (2)

   10.1.46 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Maple Lake, Minnesota (Fund 14-A). (1)

   10.1.47 Copy of Ordinance No. 38 dated 3/5/90 relating to the City of Maple Lake franchise (Fund 14-A). (5)

   10.1.48 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Monticello, Minnesota (Fund 14-A). (1)

   10.1.49 Copy of Ordinance No. 183 dated 2/26/90 relating to the City of Monticello franchise (Fund 14-A). (5)

   10.1.50 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Monticello, Minnesota (Fund 14-A). (1)

   10.1.51 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Ostego, Minnesota (Fund 14-A). (1)

   10.1.52 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Rockford, Minnesota (Fund 14-A). (1)

   10.1.53 Resolutions 90-14 and 90-15 dated 4/10/90 relating to the City of Rockford franchise (Fund 14-A). (5)

   10.1.54 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Rockford, Minnesota (Fund 14-A). (2)

   10.1.55 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of St. Michael, Minnesota (Fund 14-A). (1)

   10.1.56 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Watertown, Minnesota (Fund 14-A). (1)

   10.1.57 Copy of Ordinance No. 178 relating to the City of Watertown franchise (Fund 14-A). (5)

   10.1.58 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Buena Vista, New Jersey (Fund 14-A). (1)

   10.1.49 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Borough of Chesilhurst, New Jersey (Fund 14-A). (1)

   10.1.60 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Borough of Folsom, New Jersey (Fund 14-A). (1)

   10.1.61 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Monroe, New Jersey (Fund 14-A). (1)

   10.1.62 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Washington, New Jersey (Fund 14-A). (1)

   10.1.63 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Waterford, New Jersey (Fund 14-A). (1)

   10.1.64 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Winslow, New Jersey (Fund 14-A). (1)

   10.1.65 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Georgetown, South Carolina (Fund 14-B). (5)

   10.2.1 Credit Agreement dated as of July 21, 1994 among Cable TV Fund 14-A and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A)

   10.2.2 Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (6)

   10.2.3 First Letter Amendment dated June 11, 1990 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (6)

   10.2.4 Second Letter Amendment dated May 28, 1992 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (6)

   10.2.5 Third Letter Amendment dated June 30, 1994 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B)

   10.3.1 Purchase and Sale Agreement dated as of March 31, 1988 by and between Cable TV Fund 14-A/B Venture as Buyer and Jones Intercable, Inc. as Seller. (Fund 14-A/B) (7)

   10.3.2 Purchase and Sale Agreement dated as of May 30, 1991, by and between Jones Intercable, Inc. and Fund 14-A. (Fund 14-A) (8)

   27       Financial Data Schedule

__________

   (1) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1987 (Commission File Nos. 0-15378 and 0-16200)

   (2) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1990 (Commission File Nos. 0-15378 and 0-16200)

   (3) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1989 (Commission File Nos. 0-15378 and 0-16200)

   (4) Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended December 31, 1990 of Jones Intercable, Inc. (Commission File No. 1-9953)

   (5) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1992.

   (6) Incorporated by reference from Registrants' Reports on Form 8-K dated March 31, 1993 (Commission File Nos. 0- 15378 and 0-16200)

   (7) Incorporated by reference from Registrants' Reports on Form 8-K dated March 31, 1988 (Commission File Nos. 0- 15378 and 0-16200)

   (8) Incorporated by reference from Fund 14-A's Report on Form 8-K dated June 12, 1991 (Commission File No. 0-15378).