Form 10-Q
period 1995-03-31
CABLE TV FUND 14-A LTD
filed 1995-05-15
CIK 810334

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1995.
                               --------------
                                      or
/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_________________to_________________.

                         Commission File Number 0-15378

                           CABLE TV FUND 14-A, LTD.
- - ------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                           #84-1024657
- - ------------------------------------------------------------------------------
State of organization                                    I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                     ------------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                            No
    -----                                                             ------

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                     March 31,          December 31,
                                ASSETS                                                  1995                1994
                                ------                                            ----------------      -------------
CASH                                                                              $     347,838         $     426,979

TRADE RECEIVABLES, less allowance for doubtful receivables of
  $93,985 and $74,176 at March 31, 1995 and December 31, 1994,
  respectively                                                                          929,228             1,070,581

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                            118,709,833           117,434,221
  Less- accumulated depreciation                                                    (59,775,331)          (57,090,363)
                                                                                    -----------           -----------

                                                                                     58,934,502            60,343,858
  Franchise costs, net of accumulated amortization of $23,167,554 and $22,417,029 at March 31, 1995 and December 31, 1994,
    respectively                                                                     10,971,108            11,721,633
  Subscriber lists, net of accumulated amortization of $8,538,823 and $8,390,402 at March 31, 1995 and December 31, 1994,
    respectively                                                                      1,117,527             1,265,948
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $805,511 and $776,420 at
    March 31, 1995 and December 31, 1994, respectively                                5,987,747             6,016,838
  Investment in cable television joint venture                                        5,698,579             5,883,075
                                                                                    -----------           -----------

                 Total investment in cable television properties                     82,709,463            85,231,352

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                         843,351               827,434
                                                                                    -----------           -----------

                 Total assets                                                      $ 84,829,880          $ 87,556,346
                                                                                    ===========           ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                       March 31,        December 31,
                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                             1995               1994
                 -------------------------------------------                         ----------------   --------------
LIABILITIES:
  Debt                                                                                $ 78,960,237        $ 77,425,047
  Accounts payable-
    Trade                                                                                   17,146             165,894
    General Partner                                                                         -                  706,579
  Accrued liabilities                                                                    1,518,050           2,238,657
  Subscriber prepayments                                                                   131,667             104,845
                                                                                      ------------         -----------

                 Total liabilities                                                      80,627,100          80,641,022
                                                                                       -----------         -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                      1,000               1,000
    Accumulated deficit                                                                   (645,203)           (618,078)
                                                                                       -----------         -----------

                                                                                          (644,203)           (617,078)
                                                                                       -----------         -----------

  Limited Partners-
    Net contributed capital (160,000 units outstanding at
      March 31, 1995 and December 31, 1994)                                             68,722,000          68,722,000
    Accumulated deficit                                                                (63,875,017)        (61,189,598)
                                                                                       -----------         -----------

                                                                                         4,846,983           7,532,402
                                                                                       -----------         -----------

                 Total liabilities and partners' capital (deficit)                    $ 84,829,880        $ 87,556,346
                                                                                       ===========         ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                                         For the Three Months Ended
                                                                                                  March 31,
                                                                                     --------------------------------
                                                                                           1995               1994
                                                                                     ----------------   -------------
REVENUES                                                                              $10,518,379         $ 9,718,761

COSTS AND EXPENSES:
  Operating expenses                                                                    6,528,527           5,905,876
  Management fees and allocated overhead from General Partner                           1,334,350           1,250,717
  Depreciation and amortization                                                         3,650,089           3,792,547
                                                                                       ----------          ----------

OPERATING LOSS                                                                           (994,587)         (1,230,379)
                                                                                       ----------          ----------

OTHER INCOME (EXPENSE):
  Interest expense                                                                     (1,532,604)           (876,557)
  Other, net                                                                                 (857)            (13,686)
                                                                                       ----------          ----------

                 Total other income (expense)                                          (1,533,461)           (890,243)
                                                                                       ----------          ----------

LOSS BEFORE EQUITY IN NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                                                                        (2,528,048)         (2,120,622)

EQUITY IN NET LOSS OF CABLE TELEVISION JOINT VENTURE                                     (184,496)           (306,721)
                                                                                       ----------          ----------

NET LOSS                                                                              $(2,712,544)        $(2,427,343)
                                                                                       ==========          ==========

ALLOCATION OF NET LOSS:
  General Partner                                                                     $   (27,125)        $   (24,273)
                                                                                       ==========          ==========

  Limited Partners                                                                    $(2,685,419)        $(2,403,070)
                                                                                       ==========          ==========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                                 $    (16.78)        $    (15.02)
                                                                                       ==========          ==========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                                       160,000             160,000
                                                                                       ==========          ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                       For the Three Months Ended
                                                                                                     March 31,
                                                                                     -----------------------------------
                                                                                           1995               1994
                                                                                     ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $ (2,712,544)       $(2,427,343)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                      3,613,006          3,783,797
      Amortization of capitalized loan fees                                                 37,083              8,750
      Equity in net loss of cable television joint venture                                 184,496            306,721
      Amortization of interest rate protection contract                                      4,167              4,167
      Increase (decrease) in advances from General Partner                                (706,579)           945,147
      Decrease in trade receivables                                                        141,353            181,940
      Increase in deposits, prepaid expenses and deferred charges                          (57,168)           (83,243)
      Decrease in trade accounts payable, accrued liabilities and
        subscriber prepayments                                                            (842,533)          (493,158)
                                                                                       -----------         ----------

                 Net cash provided by (used in) operating activities                      (338,719)         2,226,778
                                                                                       -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                    (1,275,612)        (1,129,611)
                                                                                       -----------         ----------

                 Net cash used in investing activities                                  (1,275,612)        (1,129,611)
                                                                                       -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                               1,600,000             19,524
  Repayment of debt                                                                        (64,810)        (1,362,855)
                                                                                       -----------         ----------

                 Net cash provided by (used in) financing activities                     1,535,190         (1,343,331)
                                                                                       -----------         ----------

Decrease in cash                                                                           (79,141)          (246,164)

Cash, beginning of period                                                                  426,979            476,782
                                                                                       -----------         ----------

Cash, end of period                                                                   $    347,838        $   230,618
                                                                                       ===========         ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                       $  1,435,149        $   908,202
                                                                                       ===========         ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at March 31, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

          The Partnership owns and operates the cable television systems serving the areas in and around Turnersville, New Jersey; Buffalo, Minnesota; Naperville, Illinois; Calvert County, Maryland; and certain communities in Central Illinois. In addition, the Partnership owns an approximate 27 percent interest in Cable TV Fund 14-A/B Venture (the "Venture"). The Venture owns and operates the cable television system serving certain areas in Broward County, Florida (the "Broward County System").

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1995 and 1994 (excluding the Partnership's interest in the Venture) were $525,919 and $485,938, respectively.

          The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three month periods ended March 31, 1995 and 1994 (excluding the Partnership's interest in the Venture) were $808,431 and $764,779, respectively.

(3) Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(4)       Financial information regarding the Venture is presented below.

                      UNAUDITED BALANCE SHEETS
                      ------------------------
                                                                                March 31, 1995      December 31, 1994
                                                                                --------------      -----------------
                 ASSETS
                 ------

Cash and accounts receivable                                                    $    1,175,553          $    856,159

Investment in cable television properties                                           64,236,535            65,314,914

Other assets                                                                           428,906               426,387
                                                                                 -------------           -----------

          Total assets                                                          $   65,840,994          $ 66,597,460
                                                                                 =============           ===========


      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

Debt                                                                            $   41,668,635          $ 42,271,921

Payables and accrued liabilities                                                     2,789,312             2,261,576

Partner's contributed capital                                                       70,000,000            70,000,000

Accumulated deficit                                                                (48,616,953)          (47,936,037)
                                                                                 -------------           -----------

          Total liabilities and partners' capital                               $   65,840,994          $ 66,597,460
                                                                                 =============           ===========

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                ----------------------------------------
                                                                                       1995                   1994
                                                                                ------------------     -----------------
Revenues                                                                       $   5,925,887             $ 5,495,740

Operating expenses                                                                (3,270,576)             (3,060,413)

Management fees and allocated overhead to General Partner                           (738,585)               (688,291)

Depreciation and amortization                                                     (1,746,181)             (2,315,450)
                                                                                ------------              ----------

Operating income (loss)                                                              170,545                (568,414)

Interest expense                                                                    (852,720)               (564,820)

Other, net                                                                             1,259                   1,423
                                                                                ------------              ----------

                 Net loss                                                      $    (680,916)            $(1,131,811)
                                                                                ============              ==========

                 Management fees and reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $296,294 and $442,291, respectively, for the three month period ended March 31, 1995, and $274,787 and $413,504, respectively, for the three month period ended March 31, 1994. Management fees and reimbursements paid by the Venture and attributable to the Partnership totaled $80,226 and $119,817, respectively, for the three months ended March 31, 1995, and $74,467 and $112,059, respectively, for the three months ended March 31, 1994.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


The Partnership-

          Capital expenditures totaled approximately $1,276,000 during the first three months of 1995. Approximately 32 percent of the expenditures related to new plant construction in all of the Partnership's systems. Approximately 31 percent of the expenditures related to construction of service drops to subscribers' homes. The remainder of the expenditures was for various enhancements in all of the Partnership's systems. These expenditures were funded by cash generated from operations. Capital expenditures for the remainder of 1995 are approximately $8,333,000. Approximately 42 percent of the expenditures is for new plant construction. Approximately 21 percent is for construction of service drops to subscribers' homes. Funding for improvements is expected to come from cash on hand, cash generated from operations and borrowings under the Partnership's revolving credit facility.

          During July 1994, the Partnership entered into an $80,000,000 revolving credit facility. The revolving credit facility converts to a term loan on September 30, 1996, at which time the then-outstanding balance is payable in quarterly installments through March 31, 2002. At March 31, 1995, $78,500,000 was outstanding under this agreement, leaving $1,500,000 available for future needs of the Partnership. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/4 percent or a fixed rate defined as the CD rate plus 1-3/8 percent or the London Interbank Offered Rate plus 1-1/4 percent. A fee of 3/8 of one percent per annum on the unused portion of the new commitment is also paid. The effective interest rates on amounts outstanding as of March 31, 1995 and 1994 were 7.49 percent and 4.64 percent, respectively.

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

          In addition to those systems owned exclusively by the Partnership, Cable TV Fund 14-A owns an interest of approximately 27 percent in Cable TV Fund 14-A/B Venture (the "Venture"). The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $184,496 compared to the December 31, 1994 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture for the first three months of 1995. These losses are anticipated to continue.

The Venture-

          For the three months ended March 31, 1995, the Venture generated net cash from operating activities totaling $970,103, which is available to fund capital expenditures and non-operating costs. During the first three months of 1995, capital expenditures in the Venture-owned Broward County System totaled approximately $655,000. Approximately 41 percent of these expenditures related to new plant construction. Approximately 33 percent of these expenditures related to service drops to homes. Rebuild of the cable plant accounted for approximately 18 percent of these expenditures. The remainder of the expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $2,552,000. Approximately 33 percent will relate to new plant construction. Approximately 31 percent will relate to service drops to homes. Approximately 17 percent will relate to plant rebuilds in the Broward County System. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.

          On December 31, 1992, the then-outstanding balance of $46,800,000 on the Venture's revolving credit facility converted to a term loan. The balance outstanding on the term loan at March 31, 1995 was $41,535,468. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In June 1994, the General Partner completed negotiations to lower the level of principal payments in order to provide liquidity for capital expenditures. Installments paid during the first quarter of 1995 totalled $585,000. Installments due during the remainder of 1995 total $1,755,000. Funding for these installments is expected to come from cash on hand and cash generated from operations. Interest is at the Venture's option of Prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of March 31, 1995 and 1994 were 7.63 percent and 5.04 percent, respectively.

          In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from LIBOR interest rates that exceeded 7 percent for three years from the date of the agreement.

          The General Partner believes that the Venture has sufficient sources of capital to service its presently anticipated needs from cash on hand and cash generated from operations.


Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation on the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned by the Partnership and Venture, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Partnership and Venture reduced rates charged for certain regulated services effective September 1, 1993.

          On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

          The Partnership has filed cost-of-service showings for the Buffalo, Minnesota; Naperville, Illinois; and Calvert County, Maryland systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in such systems until such final approvals are received. The Partnership complied with the February 1994 benchmark regulations and further reduced rates in the Turnersville, New Jersey and Central Illinois systems effective July 1994.

          The Venture complied with the February 1994 benchmark regulations and further reduced rates in the Broward County System effective July 1994.

                             RESULTS OF OPERATIONS
The Partnership --

          Revenues of the Partnership increased $799,618, or approximately 8 percent, from $9,718,761 for the first quarter of 1994 to $10,518,379 for the first quarter of 1995. An increase in the subscriber base accounted for approximately 58 percent of the increase and an increase in advertising sales revenue accounted for approximately 23 percent of the increase in revenues.
The number of basic subscribers increased 7,616, or approximately 8 percent, from 92,489 at March 31, 1994 to 100,105 at March 31, 1995. Premium service subscriptions increased 5,379, or approximately 6 percent, from 84,196 at March 31, 1994 to 89,575 at March 31, 1995. The increase in revenues would have been greater but for the reductions in basic rates in the Turnersville, New Jersey and Central Illinois systems due to basic rate regulations issued by the FCC in February 1994 with which the Partnership complied effective July 1994. No other individual factor was significant to the increases in revenues.

          Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

          Operating expenses increased $622,651, or approximately 11 percent, from $5,905,876 in 1994 to $6,528,527 in 1995. Operating expenses represented 61 percent of revenue in 1994 compared to 62 percent in 1995. Increases in programming fees, personnel related costs and advertising sales costs primarily accounted for the increase in operating expenses. This increase was due, in part, to the increase in the subscriber base and the increase in advertising sales revenue. No other individual factor was significant to the increase in operating expenses. Management fees and allocated overhead from the General Partner increased $83,633, or approximately 7 percent, from $1,250,717 for the three month period ended 1994 to $1,334,350 for the three month period ended 1995. The increase is due to the increase in revenues, upon which such management fees and allocated overhead are based, and increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs, a portion of which is allocated to the Venture. Depreciation and amortization expense decreased $142,458, or approximately 4 percent, from $3,792,547 for the three month period ended 1994 to $3,650,089 for the three month period ended 1995 primarily due to the maturation of a portion of the intangible asset base.

          Operating loss decreased $235,792, or approximately 19 percent, from $1,230,379 for the three month period ended 1994 to $994,587 for the three month period ended 1995 due primarily to the increase in revenues and the decrease in depreciation and amortization expense. Operating income before depreciation and amortization increased $93,334, or approximately 4 percent, from $2,562,168 for the three months ended March 31, 1994 to $2,655,502 for the similar period in 1995. This decrease is due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

          Interest expense increased $656,047, or approximately 75 percent, from $876,557 in 1994 to $1,532,604 in 1995 due primarily to higher outstanding balances on interest bearing obligations and higher effective interest rates. Loss before equity in net loss of cable television joint venture increased $407,426, or approximately 19 percent, from $2,120,622 in 1994 to $2,528,048 in
1995 due primarily to the increase in interest expense.

          In addition to the systems owned exclusively by the Partnership, Cable TV Fund 14-A owns an approximate 27 percent interest in the Venture.

The Venture-

         The Venture's revenues increased $430,147, or approximately 8 percent, from $5,495,740 for the three months ended March 31, 1994 to $5,925,887 in the first quarter of 1995. The increase in revenues was due to increases in the number of basic subscribers and premium subscriptions, home shopping revenues, and premium service revenues. Basic subscribers increased approximately 5 percent from 46,611 at March 31, 1994 to 48,876 at March 31, 1995. Premium subscriptions increased approximately 9 percent from 39,157 at March 31, 1994 to 42,657 at March 31, 1995. The increase in revenues would have been greater but for reductions in basic rates due to basic rate regulations issued by the FCC in February 1994 with which the Venture complied effective July 1994. No other individual factor was significant to the increase in revenues.

          Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $210,163, or approximately 7 percent, from $3,060,413 at March 31, 1994 to $3,270,576 at March 31, 1995. Operating
expenses represented 56 percent of revenue for the first quarter of 1994 compared to 55 percent for the similar period in 1995. The increase in operating expenses was due primarily to increases in programming fees and personnel related expenses. No other individual factor was significant to the increase in operating expenses. Management fees and allocated overhead from the General Partner increased $50,294, or approximately 7 percent, from $688,291 at March 31, 1994 to $738,585 at March 31, 1995 due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs, a portion of which is allocated to the Venture. Depreciation and amortization expense decreased $569,269, or approximately 25 percent, from $2,315,450 at March 31, 1994 to $1,746,181 for the three months ended March 31, 1995. This decrease was due to the maturation of the Venture's intangible asset base.

         The Venture recorded operating income of $170,545 for the first three months of 1995, compared to an operating loss of $568,414 in 1994, primarily due to the decrease in depreciation and amortization expense. Operating income before depreciation and amortization increased $169,690, or approximately 10 percent, from $1,747,036 for the three months ended March 31, 1994 to $1,916,726 for the similar period in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $287,900, or approximately 51 percent, from $564,820 at March 31, 1994 to $852,720 at March 31, 1995 due to higher effective interest rates on interest bearing obligations. Net loss of the Venture decreased $450,895, or approximately 40 percent, from $1,131,811 at March 31, 1994 to $680,916 at March 31, 1995. This decrease was primarily attributed to the decrease in depreciation and amortization expense. These losses are the result of the factors discussed above and are expected to continue in the future.

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


                              CABLE TV FUND 14-A, LTD.
                              BY:    JONES INTERCABLE, INC., LTD.
                                     General Partner



                              By:    /S/ Kevin P. Coyle
                                     -----------------------------------------
                                     Kevin P. Coyle
                                     Group Vice President/Finance
                                     (Principal Financial Officer)

Dated: May 12 , 1995

                              INDEX TO EXHIBITS


Exhibit                 Description                   Page
- - -------                 -----------                   ----
  27                    Financial Data Schedule