Form 10-Q
period 1995-06-30
CABLE TV FUND 14-A LTD
filed 1995-08-11
CIK 810334

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
/x/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995.
                                       or
/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to              .
                               ---------------    -------------

                         Commission File Number 0-15378

                            CABLE TV FUND 14-A, LTD.
        ----------------------------------------------------------------
                Exact name of registrant as specified in charter

         Colorado                                             #84-1024657
- ----------------------------                         ---------------------------
   State of organization                                I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   --------------------------------------------------------------------------
                     Address of principal executive office

                                 (303) 792-3111
                       ---------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                No
    -----                                                                 -----

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                   June 30,        December 31,
                          ASSETS                                                     1995              1994
                          ------                                                ------------       ------------

CASH                                                                            $  1,407,138       $    426,979

TRADE RECEIVABLES, less allowance for doubtful receivables
  of $88,209 and $74,176 at June 30, 1995 and December 31, 1994,
    respectively                                                                     966,306          1,070,581

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                         121,294,457        117,434,221
  Less- accumulated depreciation                                                 (62,459,106)       (57,090,363)
                                                                                 -----------        -----------

                                                                                  58,835,351         60,343,858

  Franchise costs, net of accumulated amortization of $23,918,080 and
    $22,417,029 at June 30, 1995 and December 31, 1994, respectively              10,220,582         11,721,633
  Subscriber lists, net of accumulated amortization of $8,687,244 and
    $8,390,402 at June 30, 1995 and December 31, 1994, respectively                  969,106          1,265,948
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $834,602 and $776,420 at June 30, 1995
    and December 31, 1994, respectively                                            5,958,656          6,016,838
  Investment in cable television joint venture                                     5,341,064          5,883,075
                                                                                 -----------        -----------

         Total investment in cable television properties                          81,324,759         85,231,352

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                      740,202            827,434
                                                                                 -----------        -----------

         Total assets                                                           $ 84,438,405       $ 87,556,346
                                                                                 ===========        ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS



         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
         -------------------------------------------                              June 30,           December 31,
                                                                                    1995                 1994
                                                                                ------------        -------------
LIABILITIES:
  Debt                                                                          $ 79,934,365        $ 77,425,047
  Accounts payable-
    Trade                                                                             13,339             165,894
    General Partner                                                                  338,565             706,579
  Accrued liabilities                                                              1,625,238           2,238,657
  Subscriber prepayments                                                             134,720             104,845
                                                                                 -----------         -----------

         Total liabilities                                                        82,046,227          80,641,022
                                                                                 -----------         -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                1,000               1,000
    Accumulated deficit                                                             (663,309)           (618,078)
                                                                                 -----------         -----------

                                                                                    (662,309)           (617,078)
                                                                                 -----------         -----------

  Limited Partners-
    Net contributed capital (160,000 units outstanding at
       June 30, 1995 and December 31, 1994)                                       68,722,000          68,722,000
    Accumulated deficit                                                          (65,667,513)        (61,189,598)
                                                                                 -----------         -----------

                                                                                   3,054,487           7,532,402
                                                                                 -----------         -----------

         Total liabilities and partners' capital (deficit)                      $ 84,438,405        $ 87,556,346
                                                                                 ===========         ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                 For the Three Months Ended                      For the Six Months Ended
                                                          June 30,                                       June 30,
                                            ------------------------------------            ----------------------------------

                                              1995                      1994                    1995                  1994
                                           -----------               -----------            -----------            -----------
REVENUES                                   $11,013,420               $10,058,002            $21,531,799            $19,776,763

COSTS AND EXPENSES:
  Operating expenses                         6,091,777                 5,883,175             12,620,304             11,789,051
  Management fees and allocated
    overhead from General Partner            1,273,784                 1,247,203              2,608,134              2,497,920
  Depreciation and amortization              3,645,980                 3,731,322              7,296,069              7,523,869
                                            ----------                ----------             ----------             ----------

OPERATING INCOME (LOSS)                          1,879                  (803,698)              (992,708)            (2,034,077)
                                            ----------                 ----------            ----------             ----------

OTHER INCOME (EXPENSE):
  Interest expense                          (1,406,580)                 (987,653)            (2,939,184)            (1,864,210)
  Other, net                                   (48,386)                  (99,073)               (49,243)              (112,759)
                                            ----------                ----------             ----------             ----------

         Total other income (expense)       (1,454,966)               (1,086,726)            (2,988,427)            (1,976,969)
                                            ----------                ----------             ----------             ----------

LOSS BEFORE EQUITY IN NET
  LOSS OF CABLE TELEVISION
  JOINT VENTURE                             (1,453,087)               (1,890,424)            (3,981,135)            (4,011,046)

EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                    (357,483)                 (350,075)              (542,011)              (656,796)
                                            ----------                ----------             ----------             ----------

NET LOSS                                   $(1,810,570)              $(2,240,499)           $(4,523,146)           $(4,667,842)
                                            ==========                ==========             ==========             ==========

ALLOCATION OF NET LOSS:
  General Partner                          $   (18,106)              $   (22,405)           $   (45,231)           $   (46,678)
                                            ==========                ==========             ==========             ==========

  Limited Partners                         $(1,792,464)              $(2,218,094)           $(4,477,915)           $(4,621,164)
                                            ==========                ==========             ==========             ==========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                         $    (11.20)              $    (13.86)           $    (27.99)           $    (28.88)
                                            ==========                ==========             ==========             ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                            160,000                   160,000                160,000                160,000
                                            ==========                ==========             ==========             ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                               -------------------------------------

                                                                                   1995                      1994
                                                                               -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(4,523,146)              $(4,667,842)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
      Depreciation and amortization                                              7,296,069                 7,523,869
      Equity in net loss of cable television joint venture                         542,011                   656,796
      Amortization of interest rate protection contract                              8,334                     8,334
      Increase (decrease) in advances from General Partner                       (368,014)                   778,553
      Decrease in trade receivables                                                104,275                    88,733
      Decrease (increase) in deposits, prepaid expenses and
        other assets                                                                 7,647                   (94,874)
      Decrease in trade accounts payable, accrued liabilities
        and subscriber prepayments                                                (736,099)                 (248,316)
                                                                                ----------                ----------


    Net cash provided by operating activities                                    2,331,077                 4,045,253
                                                                                ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (3,860,236)               (2,883,020)
                                                                                ----------                ----------
    Net cash used in investing activities                                       (3,860,236)               (2,883,020)
                                                                                ----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       2,625,316                    40,912
  Repayment of debt                                                               (115,998)               (1,405,433)
                                                                                ----------                ----------

    Net cash provided by (used in) financing
        activities                                                               2,509,318                (1,364,521)
                                                                                ----------                ----------

Increase (decrease) in cash                                                        980,159                  (202,288)

Cash, beginning of period                                                          426,979                   476,782
                                                                                ----------                ----------

Cash, end of period                                                            $ 1,407,138               $   274,494
                                                                                ==========                ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                $ 3,159,891               $ 1,829,528
                                                                                ==========                ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at June 30, 1995 and December 31, 1994 and its Statements of Operations for the three and six month periods ended June 30, 1995 and 1994, and its Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1995 (excluding the Partnership's interest in the Venture) were $550,671 and $1,076,590, respectively, as compared to $502,900 and $988,838, respectively, for the similar 1994 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1995 (excluding the Partnership's interest in the Venture) were $723,113 and $1,531,544, respectively, as compared to $744,303 and $1,509,082, respectively, for the similar 1994 periods.

(3) Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(4)  Financial information regarding the Venture is presented below:

                            UNAUDITED BALANCE SHEETS

          ASSETS                            June 30, 1995       December 31, 1994
          ------                            -------------       -----------------
Cash and accounts receivable                $  1,009,519           $    856,159

Investment in cable television
  properties                                  63,202,202             65,314,914

Other assets                                     371,632                426,387
                                             -----------            -----------

     Total assets                           $ 64,583,353           $ 66,597,460
                                             ===========            ===========

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                        $ 41,111,748           $ 42,271,921

Payables and accrued liabilities               3,407,683              2,261,576

Partners' contributed capital                 70,000,000             70,000,000

Accumulated deficit                          (49,936,078)           (47,936,037)
                                             -----------            -----------

     Total liabilities and
          partners' capital                 $ 64,583,353           $ 66,597,460
                                             ===========            ===========

                       UNAUDITED STATEMENTS OF OPERATIONS

                            For the Three Months Ended      For the Six Months Ended
                                      June 30,                       June 30,
                           ----------------------------     ---------------------------
                               1995            1994            1995            1994
                           -----------      -----------     -----------     -----------


Revenues                   $ 5,767,265      $ 5,478,181     $11,693,152     $10,973,921

Operating expenses          (3,165,205)      (3,136,788)     (6,435,781)     (6,197,201)

Management fees and
  allocated overhead
  to General Partner          (673,011)        (674,876)     (1,411,596)     (1,363,167)

Depreciation and
  amortization              (2,349,922)      (2,286,350)     (4,096,103)     (4,590,370)
                            ----------       ----------      ----------      ----------

Operating loss                (420,873)        (619,833)       (250,328)     (1,176,817)

Interest expense              (899,365)        (639,272)     (1,752,085)     (1,215,522)

Other, net                       1,113           32,687)          2,372         (31,264)
                            ----------       ----------      ----------      ----------

     Net loss              $(1,319,125)     $(1,291,792)    $(2,000,041)    $(2,423,603)
                            ==========       ==========      ==========      ==========



     Management fees paid to Jones Intercable, Inc. by the Venture totaled $288,364 and $584,658, respectively, for the three and six month periods ended June 30, 1995, as compared to $273,909 and $548,696, respectively, for the similar 1994 periods. Reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $384,647 and $826,938, respectively, for the three and six month periods ended June 30, 1995, as compared to $400,967 and $814,471 for the similar 1994 periods. Management fees paid by the Venture and attributable to the Partnership totaled $78,147 and $158,442, respectively, for the three and six months ended June 30, 1995, as compared to $74,249 and $148,697, respectively, for the similar 1994 periods. Reimbursements paid by the Venture and attributable to the Partnership totaled $104,239 and $224,100, respectively, for the three and six months ended June 30, 1995, as compared to $108,662 and $220,722, respectively, for the similar 1994 periods.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

The Partnership

     For the six months ended June 30, 1995, the Partnership generated net cash from operating activities totaling $2,331,077, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $3,860,000 during the first six months of 1995. Approximately 34 percent of the expenditures related to new plant construction in all of the Partnership's systems. Approximately 26 percent of the expenditures related to construction of service drops to subscriber's homes. The remainder of the expenditures was for various enhancements in all of the Partnership's systems. These expenditures were funded by cash generated from operations and borrowings under the Partnership's revolving credit facility. Capital expenditures for the remainder of 1995 are approximately $5,748,000. Approximately 46 percent of the expenditures is for new plant construction. Approximately 19 percent is for construction of service drops to subscribers' homes.
Funding for improvements is expected to come from cash on hand, cash generated from operations, borrowings under the Partnership's revolving credit facility and, in its discretion, advances from the General Partner.

     During July 1994, the Partnership entered into an $80,000,000 revolving credit facility. The revolving credit facility converts to a term loan on September 30, 1996, at which time the then-outstanding balance is payable in quarterly installments through March 31, 2002. At June 30, 1995, $79,500,000 was outstanding under this agreement, leaving $500,000 available for future needs of the Partnership. Interest on the outstanding principal balance is at the Partnership's option of the Prime rate plus 1/2 percent or a fixed rate defined as the Certificate of Deposit rate plus 1-5/8 percent or the London Interbank Offered Rate ("LIBOR") plus 1-1/2 percent. A fee of 3/8 of one percent per annum on the unused portion of the new commitment is also paid. The effective interest rates on amounts outstanding as of June 30, 1995 and 1994 were 7.68 percent and 5.64 percent, respectively.

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

     The Partnership has sufficient liquidity and capital resources, including cash on hand, cash generated from operations, borrowings under the Partnership's revolving credit facility and, in its discretion, advances from the General Partner, to meet its anticipated needs.

The Venture

In addition to those systems owned exclusively by the Partnership, Cable TV Fund 14-A, Ltd. owns an interest of approximately 27 percent in Cable TV Fund 14-A/B Venture (the "Venture"). The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $553,656 compared to the December 31, 1994 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture for the first six months of 1995. These losses are anticipated to continue.

     For the six months ended June 30, 1995, the Venture generated net cash from operating activities totaling $3,209,430, which is available to fund capital expenditures and non-operating costs. During the first six months of 1995, capital expenditures in the Venture-owned Broward County System totaled approximately $1,900,000. Approximately 30 percent of these expenditures related to new plant construction. Approximately 23 percent of these expenditures related to service drops to homes. Rebuild of the cable plant accounted for approximately 12 percent of these expenditures. The remainder of the expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $1,300,000. Approximately 30 percent will relate to service drops to homes. Approximately 26 percent will relate to new plant construction. Approximately 14 percent will relate to plant rebuilds in the Broward County

System. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.


     The balance outstanding on the Venture's term loan at June 30, 1995 was $40,950,468. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In June 1994, the General Partner completed negotiations to lower the level of principal payments in order to provide liquidity for capital expenditures. The Venture paid $585,000 in principal installments during the second quarter and a total of $1,170,000 during the six months ended June 30, 1995. Installments due during the remainder of 1995 total $1,170,000. Funding for these installments is expected to come from cash on hand and cash generated from operations. Interest is at the Venture's option of Prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of June 30, 1995 and 1994 were 7.64 percent and 6.0 percent, respectively.

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


                             RESULTS OF OPERATIONS

The Partnership

     Revenues of the Partnership totaled $11,013,420 for the three month period ended June 30, 1995 as compared to $10,058,002 for the comparable 1994 period, an increase of $955,418, or approximately 9 percent. Revenues totaled $21,531,799 for the six months ended June 30, 1995 as compared to $19,776,763 for the comparable 1994 period, an increase of $1,755,036, or approximately 9 percent. An increase in the subscriber base accounted for approximately 51 percent and 54 percent, respectively, of the increase for the three and six month periods ended June 30, 1995. The number of basic subscribers increased 7,597, or approximately 8 percent, to 101,546 at June 30, 1995 from 93,949 at June 30, 1994. Premium service subscriptions increased 3,603, or approximately 4 percent, to 88,022 at June 30, 1995 from 84,419 at June 30, 1994. An increase in advertising sales revenue accounted for approximately 22 percent and 23 percent, respectively, of the increase for the three and six month periods ended June 30, 1995. Rate increases during the first quarter of 1995 resulted in approximately 22 percent and 17 percent, respectively, of the increase in revenues for the three and six month periods. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses totaled $6,091,777 for the three month period ended June 30, 1995 as compared to $5,883,175 for the comparable 1994 period, an increase of $208,602, or approximately 4 percent. Operating expenses totaled $12,620,304 for the six months ended June 30, 1995 as compared to $11,789,051 for the comparable 1994 period, an increase of $831,253, or approximately 7 percent. Operating expenses represented 55 percent and 59 percent, respectively, of revenues for the three and six month periods of 1995 compared to 58 percent and 60 percent, respectively, for the comparable 1994 periods. Increases in programming fees primarily accounted for the increase for the three and six months periods. The increases in programming fees were due, in part, to increases in the basic subscriber base. No other individual factor was significant to the increases in operating expenses.

     Management fees and allocated overhead from the General Partner totaled $1,273,784 for the three month period ended June 30, 1995 as compared to $1,247,203 for the comparable 1994 period, an increase of $26,581, or approximately 2 percent. The increase for the three month period was due to the increase in revenues, upon which such fees and allocations are based, which were partially offset by a decrease in allocated expenses from the General Partner. Management fees and allocated overhead from the General Partner totaled $2,608,134 for the six month period ended June 30, 1995 as compared to $2,497,920 for the comparable 1994 period, an increase of $110,214, or approximately 4 percent. The increase for the six month period was due to the increase in revenues, upon which such fees and allocations are based.

     Depreciation and amortization expense totaled $3,645,980 for the three month period ended June 30, 1995 as compared to $3,731,322 for the comparable 1994 period, a decrease of $85,342, or approximately 2 percent. Depreciation and amortization expense totaled $7,296,069 for the six months ended June 30, 1995 as compared to $7,523,869 for the comparable 1994 period, a decrease of $227,800, or approximately 3 percent. The decreases are primarily due to the maturation of a portion of the intangible asset base.

     The Partnership recognized operating income of $1,879 for the three month period ended June 30, 1995 as compared to an operating loss of $803,698 for the comparable 1994 period. Operating loss totaled $992,708 for the six month period ended June 30, 1995 as compared to $2,034,077 for the comparable 1994 period, a decrease of $1,041,369, or approximately 51 percent. These decreases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner and the decreases in depreciation and amortization expense.

     Operating income before depreciation and amortization totaled $3,647,859 for the three months ended June 30, 1995 as compared to $2,927,624 for the comparable 1994 period, an increase of $720,235, or approximately 25 percent. Operating income before depreciation and amortization totaled $6,303,361 for the six month period ended June 30, 1995 as compared to $5,489,792 for the comparable 1994 period, an increase of $813,569, or approximately 15 percent. The increases for the three and six month periods were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense totaled $1,406,580 for the three month period ended June 30, 1995 as compared to $987,653 for the comparable 1994 period, an increase of $418,927, or approximately 42 percent. Interest expense totaled $2,939,184 for the six months ended June 30, 1995 as compared to $1,864,210 for the comparable 1994 period, an increase of $1,074,974, or approximately 58 percent. The increases for the three and six month periods were due primarily to higher outstanding balances on interest bearing obligations and higher effective interest rates. Loss before equity in net loss of cable television joint venture totaled $1,453,087 for the three month period ended June 30, 1995 as compared to $1,890,424 for the comparable 1994 period, a decrease of $437,337, or approximately 23 percent. Loss before equity in net loss of cable television joint venture totaled $3,981,135 for the six month period ended June 30, 1995 as compared to $4,011,046 for the comparable 1994 period, a decrease of $29,911, or less than 1 percent. The decreases for the three and six month periods were primarily due to the decreases in operating loss.

The Venture

     In addition to the systems owned exclusively, by the Partnership, Cable TV Fund 14-A, Ltd. owns an approximate 27 percent interest in the Venture.

     The Venture's revenues increased $289,084, or approximately 5 percent, to $5,767,265 for the three months ended June 30, 1995 from $5,478,181 for the three months ended June 30, 1994. Revenues for the six month periods ended June 30, 1995 and 1994 increased $719,231, or approximately 7 percent, to $11,693,152 in 1995 from $10,973,921 in 1994. The increase in revenues was due to increases in the number of basic subscribers and premium subscriptions and advertising sales revenues. Basic subscribers increased approximately 5 percent to 47,554 at June 30, 1995 from 45,324 at June 30, 1994. Premium subscriptions increased approximately 7 percent to 41,400 at June 30, 1995 from 38,691 at June 30, 1994. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $28,417, or approximately 1 percent, to $3,165,205 for the three months ended June 30, 1995 from $3,136,788 for the three months ended June 30, 1994. For the six month periods ended June 30, 1995 and 1994, operating expenses increased $238,580, or approximately 4 percent, to $6,435,781 at June 30, 1995 from $6,197,201 at June 30, 1994.
Operating expenses represented 55 percent of revenue for both the three and six months ended June 30, 1995 compared to 57 percent of revenue for both the three and six months ended June 30, 1994. The increases in operating expenses were due primarily to increases in programming fees. No other individual factor was significant to the increase in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $1,865, or less than 1 percent, to $673,011 for the three months ended June 30, 1995 from $674,876 for the three months ended June 30, 1994 due to a decrease in allocated expenses from the General Partner. For the six month periods ended June 30, 1995 and 1994, management fees and allocated overhead from the General Partner increased $48,429, or approximately 3 percent, to $1,411,596 at June 30, 1995 from $1,363,167 at June 30, 1994. This increase was due to the increase in revenues, upon which such fees and allocations are based.

     Depreciation and amortization expense increased $63,572, or approximately 3 percent, to $2,349,922 for the three months ended June 30, 1995 from $2,286,350 for the three months ended June 30, 1994 due to capital additions during 1995. For the six month periods ended June 30, 1995 and 1994, depreciation and amortization expense decreased $494,267, or approximately 11 percent, to $4,096,103 at June 30, 1995 from $4,590,370 at June 30, 1994. This decrease was due to the maturation of the Venture's intangible asset base.

     In the Broward County System, operating loss decreased $198,960, or approximately 32 percent, to $420,873 for the three month period ended June 30, 1995 from $619,833 for the comparable period in 1994. This operating loss decrease was due to the increase in revenues exceeding the increases in depreciation and amortization expense, operating expenses and management fees and allocated overhead from the General Partner. For the six months ended June 30, 1995 and 1994, operating loss decreased $926,489, or approximately 79 percent, to $250,328 at June 30, 1995 from $1,176,817 at June 30, 1994. This decrease in operating loss was due to the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization increased $262,532, or approximately 16 percent, to $1,929,049 for the three months ended June 30, 1995 from $1,666,517 for the three months ended June 30, 1994. For the six month periods ended June 30, 1995 and 1994, operating income before depreciation and amortization increased $432,222, or approximately 13 percent, to $3,845,775 at June 30, 1995 from $3,413,553 at June 30, 1994. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense increased $260,093, or approximately 41 percent, to $899,365 for the three months ended June 30, 1995 from $639,272 for the three months ended June 30, 1994. For the six month periods ended June 30, 1995 and 1994 interest expense increased $536,563, or approximately 44 percent, to $1,752,085 at June 30, 1995 from $1,215,522 at June 30, 1994.
These increases were primarily due to higher effective interest rates on interest bearing obligations. Net loss of the Venture increased $27,333, or approximately 2 percent, to $1,319,125 for the three months ended June 30, 1995 from $1,291,792 for the three months ended June 30, 1994. For the six month periods ended June 30, 1995 and 1994, net loss decreased $423,562, or approximately 17 percent, to $2,000,041 at June 30, 1995 from $2,423,603 at June 30, 1994. These losses are the result of the factors discussed above and are expected to continue in the future.

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

                                        CABLE TV FUND 14-A, LTD.
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner


                                        By:  /S/ Kevin P. Coyle
                                           ------------------------------
                                           Kevin P. Coyle
                                           Group Vice President/Finance
                                           (Principal Financial Officer)

Dated:  August 11, 1995

                                EXHIBIT INDEX


Exhibit No.                  Exhibit Description                           Page
- -----------                  -------------------                           ----
    27                     Financial Data Schedule
