Form 10-Q
period 1995-09-20
CABLE TV FUND 14-A LTD
filed 1995-11-14
CIK 810334

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1995

                                     or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________to _________________

                       Commission File Number 0-15378

                          CABLE TV FUND 14-A, LTD.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in charter

Colorado                                                             #84-1024657
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

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

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                           September 30,           December 31,
                     ASSETS                                                    1995                   1994
                     ------                                                -------------           ------------
CASH                                                                       $    712,241            $   426,979

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $98,743 and $74,176
  at September 30, 1995 and December 31, 1994,
  respectively                                                                  547,191               1,070,581

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                    124,757,001             117,434,221
  Less- accumulated depreciation                                            (65,100,140)            (57,090,363)
                                                                           ------------            ------------

                                                                             59,656,861              60,343,858

  Franchise costs, net of accumulated
    amortization of $24,607,238 and $22,417,029
    at September 30, 1995 and December 31, 1994,
    respectively                                                              9,531,424              11,721,633
  Subscriber lists, net of accumulated
    amortization of $8,835,665 and $8,390,402
    at September 30, 1995 and December 31, 1994,
    respectively                                                                820,685               1,265,948
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $863,693 and $776,420 at September 30, 1995
    and December 31, 1994, respectively                                       5,929,565               6,016,838
  Investment in cable television joint venture                                5,055,581               5,883,075
                                                                           ------------            ------------

                 Total investment in cable
                    television properties                                    80,994,116              85,231,352

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                 789,258                 827,434
                                                                           ------------            ------------

                 Total assets                                              $ 83,042,806            $ 87,556,346
                                                                           ============            ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                        September 30,          December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                           1995                   1994
     --------------------------------------------                       -------------          ------------
LIABILITIES:
  Debt                                                                  $ 80,530,748           $ 77,425,047
  Accounts payable -
     Trade                                                                   122,209                165,894
     General Partner                                                          59,844                706,579
  Accrued liabilities                                                      1,877,597              2,238,657
  Subscriber prepayments                                                     137,654                104,845
                                                                        ------------           ------------

          Total liabilities                                               82,728,052             80,641,022
                                                                        ------------           ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                        1,000                  1,000
    Accumulated deficit                                                     (684,084)              (618,078)
                                                                        ------------           ------------

                                                                            (683,084)              (617,078)
                                                                        ------------           ------------

  Limited Partners-
    Net contributed capital (160,000 units
      outstanding at September 30, 1995 and
      December 31, 1994)                                                  68,722,000             68,722,000
    Accumulated deficit                                                  (67,724,162)           (61,189,598)
                                                                        ------------           ------------


                                                                             997,838              7,532,402
                                                                        ------------           ------------

                 Total liabilities and
                   partners' capital (deficit)                          $ 83,042,806           $ 87,556,346
                                                                        ============           ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                               For the Three Months Ended                 For the Nine Months Ended
                                                    September 30,                              September 30,
                                            ------------------------------            ------------------------------
                                               1995               1994                   1995               1994
                                            -----------        -----------            -----------        -----------
REVENUES                                    $11,129,890        $10,200,526            $32,661,689        $29,977,289

COSTS AND EXPENSES:
  Operating expenses                          6,520,395          5,872,104             19,140,699         17,661,155
  Management fees and
    allocated overhead
    from General Partner                      1,317,319          1,220,774              3,925,453          3,718,694
  Depreciation and
    amortization                              3,564,422          3,728,549             10,860,491         11,252,418
                                            -----------        -----------            -----------        -----------

OPERATING LOSS                                 (272,246)          (620,901)            (1,264,954)        (2,654,978)
                                            -----------        -----------            -----------        -----------

OTHER INCOME (EXPENSE):
  Interest expense                           (1,573,688)        (1,329,990)            (4,512,872)        (3,194,200)
  Other, net                                     53,993            (84,353)                 4,750           (197,112)
                                            -----------        -----------            -----------        -----------
          Total other income
            (expense), net                   (1,519,695)        (1,414,343)            (4,508,122)        (3,391,312)
                                            -----------        -----------            -----------        -----------

LOSS BEFORE EQUITY IN NET
  LOSS OF CABLE TELEVISION
  JOINT VENTURE                              (1,791,941)        (2,035,244)            (5,773,076)        (6,046,290)

EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                     (285,483)          (405,329)              (827,494)        (1,062,125)
                                            -----------        -----------            -----------        -----------

NET LOSS                                    $(2,077,424)       $(2,440,573)           $(6,600,570)       $(7,108,415)
                                            ===========        ===========            ===========        ===========

ALLOCATION OF NET LOSS:
  General Partner                           $   (20,775)       $   (24,406)           $   (66,006)       $   (71,084)
                                            ===========        ===========            ===========        ===========

  Limited Partners                          $(2,056,649)       $(2,416,167)           $(6,534,564)       $(7,037,331)
                                            ===========        ===========            ===========        ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                          $    (12.85)       $    (15.10)           $    (40.84)       $    (43.98)
                                            ===========        ===========            ===========        ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                   160,000            160,000                160,000            160,000
                                            ===========        ===========            ===========        ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                               ------------------------------
                                                                                  1995               1994
                                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(6,600,570)       $(7,108,415)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                             10,860,491         11,252,418
      Equity in net loss of cable television
        joint venture                                                              827,494          1,062,125
      Amortization of interest rate protection
        contract                                                                    12,501             12,501
      Decrease in advances from General Partner                                   (646,735)           (58,974)
      Decrease in trade receivables                                                523,390            100,480
      Increase in deposits, prepaid expenses
        and deferred charges                                                      (102,294)          (695,550)
      Decrease in accounts payable, accrued
        liabilities and subscriber prepayments                                    (371,936)          (744,175)
                                                                               -----------        -----------

                 Net cash provided by operating activities                       4,502,341          3,820,410
                                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                       (7,322,780)        (5,727,310)
                                                                               -----------        -----------

                         Net cash used in investing activities                  (7,322,780)        (5,727,310)
                                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       3,278,728         77,267,313
  Repayment of debt                                                               (173,027)       (75,474,417)
                                                                               -----------        -----------

                 Net cash provided by financing activities                       3,105,701          1,792,896
                                                                               -----------        -----------

Increase (decrease) in cash                                                        285,262           (114,004)

Cash, beginning of period                                                          426,979            476,782
                                                                               -----------        -----------

Cash, end of period                                                            $   712,241        $   362,778
                                                                               ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                $ 4,587,458        $ 3,018,820
                                                                               ===========        ===========

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at September 30, 1995 and December 31, 1994 and its Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994, and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1995 (excluding the Partnership's approximate 27 percent interest in the Venture) were $556,494 and $1,633,084, respectively, compared to $510,026 and $1,498,864, respectively, for the similar 1994 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1995 (excluding the Partnership's approximate 27 percent interest in the Venture) were $760,825 and $2,292,369, respectively, compared to $710,748 and $2,219,830, respectively, for the similar 1994 periods.

(3) Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(4)       Financial information regarding the Venture is presented below.

         UNAUDITED BALANCE SHEET

                                                                  September 30, 1995         December 31, 1994
                                                                  ------------------         -----------------
                 ASSETS
                 ------

Cash and accounts receivable                                        $  1,102,001               $    856,159

Investment in cable television properties                             61,884,533                 65,314,914

Other assets                                                             351,786                    426,387
                                                                    ------------               ------------

          Total assets                                              $ 63,338,320               $ 66,597,460
                                                                    ============               ============


      LIABILITIES AND PARTNERS' CAPITAL
     ----------------------------------

Debt                                                                $ 41,086,502               $ 42,271,921

Payables and accrued liabilities                                       3,241,338                  2,261,576

Partners' contributed capital                                         70,000,000                 70,000,000

Accumulated deficit                                                  (50,989,520)               (47,936,037)
                                                                    ------------               ------------

          Total liabilities and
            partners' capital                                       $ 63,338,320               $ 66,597,460
                                                                    ============               ============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                             For the Three Months Ended             For the Nine Months Ended
                                                   September 30,                          September 30,
                                            ----------------------------        --------------------------------
                                               1995              1994              1995                 1994
                                            -----------      -----------        -----------          -----------
Revenues                                    $ 5,811,133      $ 5,420,180        $17,504,285          $16,394,101

Operating expenses                           (3,057,922)      (3,260,168)        (9,493,703)          (9,457,369)

Management fees and
  allocated overhead
  from General Partner                         (667,136)        (652,304)        (2,078,732)          (2,015,471)

Depreciation and
  amortization                               (2,343,671)      (2,286,349)        (6,439,774)          (6,876,719)
                                            -----------      -----------        -----------          -----------

Operating loss                                 (257,596)        (778,641)          (507,924)          (1,955,458)

Interest expense                               (804,780)        (718,922)        (2,556,865)          (1,934,444)
Other, net                                        8,934            1,885             11,306              (29,379)
                                            -----------      -----------        -----------          -----------

          Net loss                          $(1,053,442)     $(1,495,678)       $(3,053,483)         $(3,919,281)
                                            ===========      ===========        ===========          ===========

          Management fees paid to Jones Intercable, Inc. by the Venture totaled $290,556 and $875,214, respectively, for the three and nine month periods ended September 30, 1995, compared to $271,009 and $819,705, respectively, for the similar 1994 periods. Reimbursements for overhead and administrative expenses paid to Jones Intercable Inc. by the Venture totaled $376,580 and $1,203,518, respectively, for the three and nine month periods ended September 30, 1995, compared to $381,295 and $1,195,766, respectively, for the similar 1994 periods.

          Management fees paid by the Venture and attributable to the Partnership totaled $78,741 and $237,183, respectively, for the three and nine months ended September 30, 1995, compared to $73,443 and $222,140, respectively, for the similar 1994 periods. Reimbursements paid by the Venture and attributable to the Partnership totaled $102,053 and $326,153, respectively, for the three and nine months ended September 30, 1995, compared to $103,331 and $323,840, respectively, for the similar 1994 periods.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

The Partnership

         For the nine months ended September 30, 1995, the Partnership generated net cash from operating activities totaling $4,902,341, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $7,323,000 during the first nine months of 1995. Approximately 32 percent of the expenditures related to new plant construction in all of the Partnership's systems. Approximately 20 percent of the expenditures related to construction of service drops to subscriber's homes. The remainder of the expenditures was for various enhancements in all of the Partnership's systems. These expenditures were funded by cash generated from operations and borrowings under the Partnership's revolving credit facility. Capital expenditures for the remainder of 1995 are approximately $2,286,000. Approximately 69 percent of the expenditures is for new plant construction. Approximately 27 percent is for construction of service drops to subscribers' homes. Funding for improvements is expected to come from cash generated from operations and, in its discretion, advances from the General Partner.

         During July 1994, the Partnership entered into an $80,000,000 revolving credit facility. The revolving credit facility converts to a term loan on September 30, 1996, at which time the then-outstanding balance is payable in quarterly installments through March 31, 2002. At September 30, 1995, $80,000,000 was outstanding under this agreement. Interest on the outstanding principal balance is at the Partnership's option of the Prime rate plus 1/2 percent or a fixed rate defined as the Certificate of Deposit rate plus 1-5/8 percent or the London Interbank Offered Rate ("LIBOR") plus 1-1/2 percent. A fee of 3/8 of one percent per annum on the unused portion of the commitment is also paid. The effective interest rates on amounts outstanding as of September 30, 1995 and 1994 were 7.34 percent and 6.53 percent, respectively.

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

         Because the balance on the Partnership's credit facility is at its maximum of $80,000,000, the Partnership will need to rely on cash on hand, cash generated from operations and, in its discretion, advances from the General Partner, to meet its anticipated liquidity and capital needs.

The Venture

         In addition to those systems owned exclusively by the Partnership, Cable TV Fund 14-A, Ltd. owns an interest of approximately 27 percent in Cable TV Fund 14-A/B Venture (the "Venture"). The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $827,494 compared to the December 31, 1994 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture for the first nine months of 1995. These losses are anticipated to continue.

         For the nine months ended September 30, 1995, the Venture generated net cash from operating activities totaling $4,086,360, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1995, capital expenditures in the Venture's Broward County System totaled approximately $2,900,000. Approximately 38 percent of these expenditures related to service drops to homes. Approximately 32 percent of these expenditures related to new plant construction. Rebuild of the cable plant accounted for approximately 9 percent of these expenditures. The remainder of the expenditures were for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $300,000. Approximately 95 percent will relate to service drops to homes. The remainder of the anticipated expenditures are for various enhancements in the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.

         The balance outstanding on the Venture's term loan at September 30, 1995 was $40,950,468. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. In September 1994, the General Partner completed negotiations to lower the level of principal payments in order to provide liquidity for capital expenditures. The Venture paid a $585,000 principal installment on October 2, 1995 and had paid a total of $1,170,000 during the nine months ended September 30, 1995. Installments due during the remainder of 1995 total $585,000. Funding for these installments is expected to come from cash on hand, cash generated from operations and, if necessary and in its discretion, advances from the General Partner. Interest is at the Venture's option of Prime plus 1/2 percent, LIBOR plus 1-1/2 percent or CD rate plus 1-5/8 percent. The effective interest rates on amounts outstanding as of September 30, 1995 and 1994 were 7.2 percent and
6.4 percent, respectively.

         In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protects the Venture from LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

         The General Partner has advanced funds to the Venture to fund capital expenditures and the General Partner may make additional advances in the future although it has no obligation to do so. Advances outstanding at September 30, 1995 totaled $1,518,684. Interest on such advances is calculated at the General Partner's weighted average cost of borrowing. Such advances are expected to be repaid over time with cash generated from operations.

         The General Partner believes that the Venture has sufficient sources of capital to service its presently anticipated needs from cash on hand, cash generated from operations and, if necessary and in its discretion, advances from the General Partner.

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Partnership has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Partnership's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Partnership.


                             RESULTS OF OPERATIONS

The Partnership

         Revenues of the Partnership totaled $11,129,890 for the three month period ended September 30, 1995 as compared to $10,200,526 for the comparable 1994 period, an increase of $929,364, or approximately 9 percent. Revenues totaled $32,661,689 for the nine months ended September 30, 1995 compared to $29,977,289 for the comparable 1994 period, an increase of $2,684,400, or approximately 9 percent. An increase in the subscriber base accounted for approximately 48 percent and 55 percent, respectively, of the increase for the three and nine month periods ended September 30, 1995. The number of basic subscribers increased 6,354, or approximately 7 percent, to 102,972 at September 30, 1995 from 96,618 at September 30, 1994. An increase in advertising sales revenue accounted for approximately 13 percent and 19 percent, respectively, of the increase for the three and nine month periods ended September 30, 1995. Rate adjustments during the first quarter of 1995 resulted in approximately 23 percent and 19 percent, respectively, of the increase in revenues for the three and nine month periods. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses totaled $6,520,395 for the three month period ended September 30, 1995 as compared to $5,872,104 for the comparable 1994 period, an increase of $648,291, or approximately 11 percent. Operating expenses totaled $19,140,699 for the nine months ended September 30, 1995 as compared to $17,661,155 for the comparable 1994 period, an increase of $1,479,544, or approximately 8 percent. Operating expenses represented 59 percent of revenues for the three and nine month periods of 1995 compared to 58 percent and 59 percent, respectively, for the comparable 1994 periods. The increases for the three and nine month periods were primarily due to increases in programming fees, system maintenance costs and advertising sales costs. The increases in programming and system maintenance costs were due, in part, to increases in the basic subscriber base. The increases in advertising sales costs were due, in part, to the increases in advertising revenues. No other individual factor was significant to the increases in operating expenses.

         Management fees and allocated overhead from the General Partner totaled $1,317,319 for the three month period ended September 30, 1995 as compared to $1,220,774 for the comparable 1994 period, an increase of $96,545, or approximately 8 percent. Management fees and allocated overhead from the General Partner totaled $3,925,453 for the nine month period ended September 30, 1995 as compared to $3,718,694 for the comparable 1994 period, an increase of $206,759, or approximately 6 percent. The increases for the three and nine month periods were due to the increases in revenues, upon which such fees and allocations are based.

         Depreciation and amortization expense totaled $3,564,422 for the three month period ended September 30, 1995 as compared to $3,728,549 for the comparable 1994 period, a decrease of $164,127, or approximately 4 percent. Depreciation and amortization expense totaled $10,860,491 for the nine months ended September 30, 1995 as compared to $11,252,418 for the comparable 1994 period, a decrease of $391,927, or approximately 3 percent. The decreases are primarily due to the maturation of a portion of the intangible asset base.

         Operating loss totaled $272,246 for the three month period ended September 30, 1995 as compared to $620,901 for the comparable 1994 period, a decrease of $348,655, or approximately 56 percent. Operating loss totaled $1,264,954 for the nine month period ended September 30, 1995 as compared to $2,654,978 for the comparable 1994 period, a decrease of $1,390,024, or approximately 52 percent. These decreases were due to the increases in revenues and the decreases in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $3,292,176 for the three months ended September 30, 1995 as compared to $3,107,648 for the comparable 1994 period, an increase of $184,528, or approximately 6 percent. Operating income before depreciation and amortization totaled $9,595,537 for the nine month period ended September 30, 1995 as compared to $8,597,440 for the comparable 1994 period, an increase of $998,097, or approximately 12 percent. The increases for the three and nine month periods were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense totaled $1,573,688 for the three month period ended September 30, 1995 as compared to $1,329,990 for the comparable 1994 period, an increase of $243,698, or approximately 18 percent. Interest expense totaled $4,512,872 for the nine months ended September 30, 1995 as compared to $3,194,200 for the comparable 1994 period, an increase of $1,318,672, or approximately 41 percent. The increases for the three and nine month periods were due primarily to higher outstanding balances on interest bearing obligations and higher effective interest rates.

         Loss before equity in net loss of cable television joint venture totaled $1,791,941 for the three month period ended September 30, 1995 as compared to $2,035,244 for the comparable 1994 period, a decrease of $243,303, or approximately 12 percent. Loss before equity in net loss of cable television joint venture totaled $5,773,076 for the nine month period ended September 30, 1995 as compared to $6,046,290 for the comparable 1994 period, a decrease of $273,214, or approximately 5 percent. The decreases for the three and nine month periods were primarily due to the decreases in operating loss and are expected to continue.

The Venture

         In addition to the systems owned exclusively by it, the Partnership owns an approximate 27 percent interest in the Venture. The Venture's revenues increased $390,953, or approximately 7 percent, to $5,811,133 for the three months ended September 30, 1995 from $5,420,180 for the three months ended September 30, 1994. This increase was due to increases in the number of basic subscribers, premium subscriptions and an increase in basic service rate adjustments. Revenues for the nine month periods ended September 30, 1995 and 1994 increased $1,110,184, or approximately 7 percent, to $17,504,285 in 1995 from $16,394,101 in 1994. This increase was due to increases in the number of basic subscribers, premium subscriptions and advertising sales revenues. Basic subscribers increased approximately 3 percent to 47,427 at September 30, 1995 from 45,842 at September 30, 1994. Premium subscriptions increased approximately 4 percent to 41,660 at September 30, 1995 from 39,934 at September 30, 1994. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses decreased $202,246, or approximately 6 percent, to $3,057,922 for the three months ended September 30, 1995 from $3,260,168 for the three months ended September 30, 1994. This decrease was due to decreases in personnel and marketing related costs, which were partially offset by an increase in programming fees. For the nine month periods ended September 30, 1995 and 1994, operating expenses increased $36,334, to $9,493,703 at September 30, 1995 from $9,457,369 at September 30, 1994. This increase was due primarily to increases in programming fees, which were partially offset by decreases in personnel, plant and marketing related costs. Operating expenses represented 53 percent and 54 percent of revenue, respectively, for the three and nine month periods ended September 30, 1995 compared to 57 percent and 60 percent of revenue, respectively, for the three and nine months ended September 30, 1994.

         Management fees and allocated overhead from the General Partner increased $14,832, or approximately 2 percent, to $667,136 for the three months ended September 30, 1995 from $652,304 for the three months ended September 30, 1994. For the nine month periods ended September 30, 1995 and 1994, management fees and allocated overhead from the General Partner increased $63,261, or approximately 3 percent, to $2,078,732 at September 30, 1995 from $2,015,471 at September 30, 1994. These increases were due to the increases in revenues, upon which such fees and allocations are based.

         Depreciation and amortization expense increased $57,322, or approximately 3 percent, to $2,343,671 for the three months ended September 30, 1995 from $2,286,349 for the three months ended September 30, 1994 due to capital additions during 1995. For the nine month periods ended September 30, 1995 and 1994, depreciation and amortization expense decreased $436,945, or approximately 6 percent, to $6,439,774 at September 30, 1995 from $6,876,719 at September 30, 1994. This decrease was due to the maturation of the Venture's intangible asset base.

         In the Broward County System, operating loss decreased $521,045, or approximately 67 percent, to $257,596 for the three month period ended September 30, 1995 from $778,641 for the comparable period in 1994. This operating loss decrease was due to the increase in revenues and the decrease in operating expenses exceeding the increases in depreciation and amortization expense and management fees and allocated overhead from the General Partner. For the nine months ended September 30, 1995 and 1994, operating loss decreased $1,447,534, or approximately 74 percent, to $507,924 at September 30, 1995 from $1,955,458 at September 30, 1994. This decrease in operating loss was due to the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $578,367, or approximately 38 percent, to $2,086,075 for the three months ended September 30, 1995 from $1,507,708 for the three months ended September 30, 1994. This increase was due to the increase in revenues and the decrease in operating expenses exceeding the increase in management fees and allocated overhead from the General Partner. For the nine month periods ended September 30, 1995 and 1994, operating income before depreciation and amortization increased $1,010,589, or approximately 21 percent, to $5,931,850 at September 30, 1995 from $4,921,261 at September 30,

1994. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $85,858, or approximately 12 percent, to $804,780 for the three months ended September 30, 1995 from $718,922 for the three months ended September 30, 1994. For the nine month periods ended September 30, 1995 and 1994 interest expense increased $622,421, or approximately 32 percent, to $2,556,865 at September 30, 1995 from $1,934,444 at September 30, 1994. These increases were primarily due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

         Net loss of the Venture decreased $442,236, or approximately 30 percent, to $1,053,442 for the three months ended September 30, 1995 from $1,495,678 for the three months ended September 30, 1994. For the nine month periods ended September 30, 1995 and 1994, net loss decreased $865,798, or approximately 22 percent, to $3,053,483 at September 30, 1995 from $3,919,281 at September 30, 1994. These losses are the result of the factors discussed above and are expected to continue in the future.

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

                                        CABLE TV FUND 14-A, LTD.
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:  /S/ Kevin P. Coyle
                                             -----------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)


Dated:  November 14, 1995

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
------                        -------------------                           ----
27             Financial Data Schedule