Form 10-K
period 1995-12-31
CABLE TV FUND 14-A LTD
filed 1996-04-01
CIK 810334

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _________ to _________

Commission file number: 0-15378

                            CABLE TV FUND 14-A, LTD.
             (Exact name of registrant as specified in its charter)

         Colorado                                        84-1024657
(State of Organization)                       (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309
(Address of principal executive office and Zip Code)

                                                 (303) 792-3111
                                (Registrant's telephone no. including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                      ---

DOCUMENTS INCORPORATED BY REFERENCE: None

(21602)

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

         The Partnership directly owns cable television systems serving the areas in and around Turnersville, New Jersey (the "Turnersville System"), Buffalo, Minnesota (the "Buffalo System"), Naperville, Illinois (the "Naperville System"), Calvert County, Maryland (the "Calvert County System") and certain communities in Central Illinois (the "Central Illinois System"). The Venture owns the cable television system serving certain areas in Broward County, Florida (the "Broward County System"). See Item 2. The Turnersville System, Buffalo System, Naperville System, Calvert County System, Central Illinois System and Broward County System may collectively be referred to as the "Systems."

         PROPOSED DISPOSITION OF CABLE TELEVISION SYSTEM. In March 1996, the Partnership entered into an agreement to sell the Turnersville System to an unaffiliated party for a sales price totaling approximately $84,500,000, subject to closing adjustments that potentially could reduce the sales price to $80,500,000. Closing of this sale is expected to occur in the second half of 1996. Upon the consummation of the proposed sale of the Turnersville System, the Partnership will distribute at least $20,000,000 to its limited partners, repay any amounts due to the General Partner, and, as required under the terms of the Partnership's credit facility, use the balance of the sale proceeds to repay a portion of the Partnership's bank indebtedness. Because this distribution of $20,000,000 will not return 125% of the amount initially contributed to the Partnership by the limited partners, the General Partner will not receive a distribution on the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, will receive a brokerage fee of 2.5% of the sales price for acting as a broker in this transaction. Because the Turnersville System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership is required to approve this sale.

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

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1995, the Systems' monthly basic service rates ranged from $4.95 to $14.70, monthly basic and tier ("basic plus") service rates ranged from $16.95 to $24.16. and monthly premium services ranged from $1.00 to $12.95 per premium service. In addition, the Partnership and the Venture earn revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $43.30; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1995, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 61% of total revenues, premium service fees accounted for approximately 18% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 7% of total revenues and the remaining 11% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership and the Venture are dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

         FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation.

         The Partnership directly holds 47 franchises, and the Venture holds 9 franchises. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         Neither the Partnership nor the Venture has ever had a franchise revoked. The Partnership's franchise expiration dates currently range from March 1996 to October 2010, and the Venture's franchise expiration dates currently range from March 1998 to December 2024. The original expiration date of the Waterford Township franchise (the "Waterford Franchise") in the Turnersville System was December 18, 1995. The terms of the franchise renewal have been agreed upon, but the renewal has not yet been formally approved. Under New Jersey law, the authority to operate a cable system continues notwithstanding the expiration of a franchise so long as the renewal process is ongoing, and the renewal process for the Waterford Franchise is ongoing. The General Partner believes that the Waterford Franchise and all of the 4 other franchises expiring in 1996 will be renewed in due course. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

         COMPETITION. Cable television systems currently experience competition from several sources. A potential source of significant competition is Direct Broadcast Satellite ("DBS") services that use video compression technology to increase channel capacity and provide packages of movies, network and other program services that are competitive with those of cable television systems. Two companies offering DBS services began operations in 1994, and two other companies offering DBS service recently began operations. In addition, a joint venture has won the right to provide a DBS service through a FCC spectrum auction. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that a number of DBS subscribers also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local video services programming not available through DBS service.

         Although neither the Partnership, the Venture nor the General Partner has yet encountered competition from a telephone company providing video services as a cable operator or video dialtone operator, it is anticipated that the cable television systems owned or managed by the General Partner will face such competition in the near future. Legislation recently enacted into law will make it possible for companies with considerable resources to enter the business. For example, in February 1996, one of the regional Bell operating companies entered into an agreement to acquire the nation's third largest cable television company. In addition, several telephone companies have begun seeking cable television franchises from local governmental authorities as a consequence of litigation that successfully challenged the constitutionality of the cable television/telephone company cross-ownership services. The General Partner cannot predict at this time when and to what extent telephone companies will provide cable television service within service areas in competition with cable television systems owned or managed by the General Partner.

         The General Partner is aware of the following imminent competition from telephone companies: Ameritech New Media, Inc. ("Ameritech"), a wholly owned subsidiary of Ameritech Corporation, one of the seven regional Bell operating companies, which provides telephone service in a multi-state region including Illinois, has just obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by the Partnership's Naperville System. If Ameritech begins providing cable television service in Naperville, this competition could have a material adverse effect on the Naperville System's revenues, cash flow and fair market value. The General Partner is taking prudent steps necessary to meet this potential competition from Ameritech; however, there can be no assurance that the Partnership will have the resources required to meet the competitive threat posed by Ameritech. In February 1996, the General Partner, on behalf of the Partnership, requested modification of the Naperville System's franchise under the terms of the federal law that permits cable television system operators to request modification of a franchise when the continued delivery of cable service pursuant to the franchise becomes commercially impracticable. The modifications requested relate to various services and subsidies required of the Partnership in its franchise that are not required of Ameritech under its franchise. The basis for the modification request is that Ameritech is not being required to provide many of the services and subsidies imposed on the Partnership and thus Ameritech will be at a competitive advantage vis a vis the Partnership. In addition, as disclosed in detail in Item 3. Legal Proceedings, the Partnership has filed suit against Ameritech and the City of Naperville charging that the City of Naperville granted a franchise to Ameritech on terms more favorable and less burdensome than the Partnership's franchise in violation of Illinois law. The lawsuit seeks a declaration from the court that the Ameritech franchise is void and it seeks to enjoin the City of Naperville and Ameritech from taking any further actions pursuant to the Ameritech franchise, including construction of a cable television system by Ameritech, until a valid franchise is issued to Ameritech in accordance with the Illinois law that prohibits cities from issuing second cable television franchises under terms or conditions more favorable or less burdensome to the applicant than those required under the existing cable television franchise.

         Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic, another of the regional Bell operating companies, have announced their intention to build a cable television system in Alexandria, Virginia in competition with a cable television system owned by the General Partner. Bell Atlantic is preparing for the operation of a telecommunications and video business in northern Virginia, including the Alexandria metropolitan area. The FCC has granted GTE Virginia's application for authority to construct, operate, own and maintain video dialtone facilities in northern Virginia, including in the service area of a cable television system owned by the General Partner. To date, GTE has not begun construction of a video distribution system. The entry of telephone companies as direct competitors could adversely affect the profitability and market value of the General Partner's owned and managed systems.

         Additional competition is present from several sources, including the following: Master Antenna Television and Satellite Master Antenna Television systems that serve multi-unit dwellings such as condominiums, apartment complexes, motels, hotels and private residential communities; private cable television/telephonic companies that have secured exclusive contracts to provide video and telephony services to multi-unit dwellings and similar complexes; and multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable which generally focus on providing service to residents of rural areas. In addition, the FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS") that would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. Several cable television multiple system operators hold or have requested experimental licenses from the FCC to test PCS technology.

         REGULATION AND LEGISLATION. The cable industry is regulated under the Telecommunications Act of 1996 (the "1996 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the regulations implementing these statutes. The Federal Communications Commission (the "FCC") has promulgated regulations covering such areas as the registration of cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable and cable programming service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. In addition, cable operators periodically are required to file various informational reports with the FCC. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. State or local franchising authorities, as applicable, also have the right to enforce various regulations, impose fines or sanctions, issue orders or seek revocation subject to the limitations imposed upon such franchising authorities by federal, state and local laws and regulations. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. To the extent the cable television industry begins providing telephone service, additional state regulations will be applied to the cable television industry. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         The following is a summary of federal laws and regulations materially affecting the cable television industry, and a description of state and local laws with which the cable industry must comply.

         Telecommunications Act of 1996. The 1996 Act, which became law on February 28, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of small cable operators (those that provide service to 50,000 or fewer subscribers) effective immediately. The 1996 Act also revised the procedures for filing a cable programming service tier rate complaint and adds a new effective competition test.

         The most far-reaching changes in the communications business will result from the telephony provisions of the 1996 Act. The statute expressly preempts any legal barriers to competition in the local telephone business that previously existed in state and local laws and regulations. Many of these barriers had been lifted by state actions over the last few years, but the 1996 Act completes the task. The 1996 Act also establishes new requirements for maintaining and enhancing universal telephone service and new obligations for telecommunications providers to maintain privacy of customer information. The 1996 Act establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services.

         The 1996 Act repealed the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act. The federal cross-ownership ban was particularly important to the cable industry because telephone companies already own certain facilities such as poles, ducts and associated rights of way. While this ban had been overturned by several courts, formal removal of the ban ended the last legal constraints on telephone company plans to enter the cable market. Under the 1996 Act, telephone companies in their capacity as common carriers now may lease capacity to others to provide cable television service. Telephone companies have the option of providing video service as cable operators or through "open video systems" ("OVS"), a regulatory regime that may provide more flexibility than traditional cable service. The 1996 Act exempts OVS operators from many of the regulatory obligations that currently apply to cable operators, such as rate regulation and franchise fees, although other requirements are still applicable. OVS operators, although not subject to franchise fees as defined by the 1992 Cable Act, are subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. (Under certain circumstances, cable operators also will be able to offer service through open video systems.) In addition, the 1996 Act eliminated the requirement that telephone companies file Section 214 applications (applications to provide video dialtone services) with the FCC before providing video service. This limits the opportunity of cable operators to mount challenges at the FCC regarding telephone company entry into the video market. The 1996 Act also contains restrictions on buying out incumbent cable operators in a telephone company's service area, especially in suburban and urban markets.

         Other parts of the 1996 Act also will affect cable operators. Under the 1996 Act, the FCC is required to revise the current pole attachment rate formula. This revision will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. The rates will be phased in after a five-year period. (Cable operators that provide only cable services will be unaffected.) Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to pass along any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming, and cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services. In addition, cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services, although these provisions already have been challenged in court, and the courts have preliminarily enjoined the enforcement of these content-based provisions.

         Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Act also repealed the 1992 Cable Act's anti-trafficking provision, which generally required the holding of cable television systems for three years.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC shortly will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

         Cable Television Consumer Protection and Competition Act of 1992. The 1992 Cable Act, which became effective on December 4, 1992, caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally mandated a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, became subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allowed the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner on behalf of the Partnership reduced rates charged for certain regulated services in the Partnership's cable systems effective September 1, 1993. These reductions resulted in some decrease in Partnership revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally required rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17 percent rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC recently requested some of these "low price" systems to complete cost study questionnaires. After review of these questionnaires, the FCC could decide to permanently defer any further rate reductions, or require the additional 7 percent rate roll back for some or all of these systems. The FCC has also adopted its proposed upgrade methodology by which operators would be permitted to recover the costs of upgrading their plant.

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

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, cable system operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a
7.5 percent mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5 percent mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price the NPT as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding calendar quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

         In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34 percent of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide 11.25 percent after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The United States Court of Appeals for the District of Columbia Circuit recently upheld the FCC's rate regulations implemented pursuant to the 1992 Cable Act, but ruled that the FCC impermissibly failed to permit cable operators to adjust rates for certain cost increases incurred during the period between the date the 1992 Cable Act was passed through the initial date of rate regulation. The FCC has not yet implemented the court's ruling.

         There have been several lawsuits filed by cable operators and programmers in federal court challenging various aspects of the 1992 Cable Act including its provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. On December 12, 1995, the three-judge federal district court again upheld the must-carry rules' validity. This decision has been appealed to the United States Supreme Court.

         In 1993, a federal district court upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional and these decisions have been appealed. The FCC's regulations relating to the carriage of indecent programming, which were recently upheld by the United States Court of Appeals for the District of Columbia, have been appealed to the United States Supreme Court.

         Franchising. The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the 1984 Cable Act that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise. The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court.

         A provision of the 1996 Act preempts franchising authorities from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. A franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise.

         GENERAL. The Partnership's and the Venture's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's or the Venture's business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         Neither the Partnership nor the Venture depends to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's or the Venture's funds expended for such research and development has never been material.

         Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership or the Venture.

                               ITEM 2. PROPERTIES

         The cable television systems owned by the Partnership and the Venture are described below:


                 Ownership                   SYSTEM                        ACQUISITION DATE
                 ---------                   ------                        ----------------

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

Cable TV Fund 14-A/B Venture           Broward County System               March 1988



         The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1995, the Turnersville System operated cable plant passing approximately 45,900 homes, representing an approximate 77% penetration rate; the Buffalo System operated cable plant passing approximately 21,000 homes, representing an approximate 52% penetration rate; the Naperville System operated cable plant passing approximately 39,500 homes, representing an approximate 69% penetration rate; the Calvert System operated cable plant passing approximately 22,900 homes, representing an approximate 71% penetration rate, the Central Illinois System operated cable plant passing approximately 22,300 homes, representing an approximate 68% penetration rate and the Broward County System operated cable plant passing approximately 89,100 homes, representing an approximate 55% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

CABLE TV FUND 14-A, LTD.

                                                          At December 31,
                                                -----------------------------------

BUFFALO SYSTEM                                   1995          1994           1993
- --------------                                   ----          ----           ----
Monthly basic plus service rate                 $21.50        $20.00         $20.00
Basic subscribers                               11,039         9,567          7,929
Pay units                                        7,313         7,305          6,657

                                       At December 31,
                                   --------------------------
CALVERT COUNTY SYSTEM               1995      1994      1993
- ---------------------              ------    ------    ------
Monthly basic plus service rate    $26.63    $25.36    $23.75
Basic subscribers                  16,454    15,428    14,391
Pay units                          17,893    16,034    15,935



                                         At December 31,
                                   --------------------------
CENTRAL ILLINOIS SYSTEM             1995      1994      1993
- -----------------------            ------    ------    ------
Monthly basic plus service rate    $18.71    $17.21    $20.25
Basic subscribers                  15,390    14,616    13,830
Pay units                          12,292    11,713     9,878



                                        At December 31,
                                   --------------------------
NAPERVILLE SYSTEM                   1995      1994      1993
- -----------------                  ------    ------    ------
Monthly basic plus service rate    $23.87    $23.87    $23.87
Basic subscribers                  27,464    25,063    22,925
Pay units                          17,360    17,636    17,430


                                        At December 31,
                                   --------------------------
TURNERSVILLE SYSTEM                 1995      1994      1993
- -------------------                ------    ------    ------
Monthly basic plus service rate    $21.16    $19.66    $21.07
Basic subscribers                  35,523    33,961    32,426
Pay units                          36,934    36,462    35,035



CABLE TV FUND 14-A/B VENTURE

                                       At December 31,
                                   --------------------------
BROWARD COUNTY SYSTEM                1995      1994      1993
- ---------------------              ------    ------    ------
Monthly basic plus service rate    $24.16    $23.56    $24.00
Basic subscribers                  49,654    47,819    45,515
Pay units                          42,167    41,270    37,684




                            ITEM 3. LEGAL PROCEEDINGS

         On March 12, 1996, a civil action entitled Cable TV Fund 14-A. Ltd. d/b/a Jones Intercable, Plaintiff vs. Ameritech New Media, Inc. and the City of Naperville, Illinois, Defendants was filed in the Circuit Court for DuPage County, Illinois, County Department, Chancery Division (Case No. 96MR0192). The Partnership filed this complaint for injunctive and declaratory relief to challenge the City of Naperville's grant, on February 6, 1996, of a cable television franchise to Ameritech New Media, Inc. ("Ameritech"). The terms of the Ameritech cable television franchise are materially different from, and materially more favorable to Ameritech than, the terms of the cable television franchise granted to the Partnership. The Partnership's complaint relies upon an Illinois law that provides that franchising authorities may grant additional cable television franchises provided only that such additional cable television franchises contain terms and conditions no more favorable or less burdensome to the applicant than those required under the existing cable television franchise. The Partnership's complaint seeks a declaration of the court that the Ameritech franchise is void and without legal effect and it seeks to enjoin the City of Naperville and Ameritech from any further actions pursuant to the franchise granted to Ameritech by the City of Naperville on February 6, 1996, including construction of a cable television system, until a valid franchise is issued to Ameritech. The defendants have not yet responded to the complaint.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1996, the number of equity security holders in the Partnership was 12,312.

Item 6. Selected Financial Data

                                                                          For the Year Ended December 31,
                                        ------------------------------------------------------------------------------------------
Cable TV Fund 14-A, Ltd.                   1995               1994              1993                 1992                1991
- ------------------------                -----------        -----------        -----------        ------------        -------------
Revenues                                $44,094,802        $40,442,268        $38,916,469        $ 36,315,757        $ 31,250,151
Depreciation and Amortization            14,459,479         14,826,256         15,197,677          15,464,984          14,187,245
Operating Loss                           (1,459,868)        (3,323,006)       (3,562,804)          (4,065,858)         (4,515,550)
Equity in Net Loss of
  Cable Television Joint Venture         (1,104,003)        (1,468,218)       (1,277,358)          (1,676,435)         (2,178,493)
Net Loss                                 (8,536,167)        (9,472,910)       (8,608,115)         (10,382,060)        (11,647,299)
Net Loss per Limited Partnership Unit        (52.82)            (58.61)           (53.26)              (64.24)             (72.07)
Weighted average number of
  Limited Partnership Units outstanding     160,000            160,000           160,000              160,000             160,000
General Partner's
  Deficit                                  (702,440)          (617,078)         (522,349)            (436,268)           (332,447)
Limited Partners' Capital (Deficit)        (918,403)         7,532,402        16,910,583           25,432,617          35,710,856
Total Assets                             82,900,838         87,556,346        94,106,926          106,808,479         114,829,803
Debt                                     80,726,793         77,425,047        75,601,829           79,386,274          77,970,342
General Partner Advances                    887,215            706,579            58,974              457,354                  -


                                                                    For the Year Ended December 31,
                                        ---------------------------------------------------------------------------------------
Cable TV Fund 14-A/B Venture                1995               1994               1993              1992                1991
- ----------------------------            -----------        -----------        -----------        -----------        -----------
Revenues                                $23,469,505        $22,183,524        $22,068,952        $20,212,867        $18,366,881
Depreciation and Amortization             8,774,507          9,188,994          9,352,808          9,971,915         10,472,621
Operating Loss                             (753,422)        (2,661,198)        (2,324,939)        (3,293,133)        (4,361,200)
Net Loss                                 (4,073,811)        (5,417,779)        (4,713,500)        (6,186,107)        (8,038,720)
Partners' Capital                        17,990,152         22,063,963         27,481,742         32,195,242         38,381,349
Total Assets                             62,447,556         66,597,460         72,315,816         80,404,133         85,533,244
Debt                                     40,530,652         42,271,921         43,461,730         46,908,409         46,037,691
Jones Intercable, Inc. Advances           2,206,959            354,179             57,920            125,873             16,705

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            CABLE TV FUND 14-A, LTD.

RESULTS OF OPERATIONS

1995 Compared to 1994-

         Revenues of Cable TV Fund 14-A, Ltd. (the "Partnership") totaled $44,094,802 for 1995 compared to $40,442,268 in 1994, an increase of
$3,652,534, or approximately 9 percent. Increases in the subscriber base and premium subscriptions accounted for approximately 53 percent of the increase. The number of basic subscribers totaled 105,870 at December 31, 1995 compared to 98,635 at December 31, 1994, an increase of 7,235, or approximately 7 percent. Premium service subscriptions totaled 91,792 at December 31, 1995 compared to 89,150 at December 31, 1994, an increase of 2,642, or approximately 3 percent. Rate increases during the first quarter of 1995 accounted for approximately 20 percent of the increase in revenues for 1995. An increase in advertising sales accounted for approximately 18 percent of the increase in revenues. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses totaled $25,719,534 for 1995 compared to $23,811,465 in 1994, an increase of $1,908,069, or approximately 8 percent. Operating expenses represented 58 percent of revenues in 1995 compared to 59 percent in 1994. Increases in programming fees and advertising sales related expenses primarily accounted for the increase in operating expenses. The increases in programming fees were due, in part, to the increase in the subscriber base. The increase in advertising sales related expenses was due, in part, to the increase in advertising sales activity. No other individual factor was significant to the increase in revenues.

         Management fees and allocated overhead from the General Partner totaled $5,375,657 for 1995 compared to $5,127,553 in 1994, an increase of $248,104, or approximately 5 percent. The increase was due to the increase in revenues, upon which such fees and allocations are based, and increases in allocated expenses from the General Partner.

         Depreciation and amortization expense totaled $14,459,479 for 1995 compared to $14,826,256 in 1994, a decrease of $366,777, or approximately 2 percent, primarily due to the maturation of a portion of the intangible asset base.

         Operating loss totaled $1,459,868 for 1995 compared to $3,323,006 in 1994, a decrease of $1,863,138, or approximately 56 percent, due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense totaled $12,999,611 for 1995 compared to $11,503,250 in 1994, an increase of
$1,496,361, or approximately 13 percent, due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense totaled $6,001,497 for 1995 compared to $4,498,227 in 1994, an increase of $1,503,270, or approximately 33 percent, due primarily to higher outstanding balances on interest bearing obligations in 1995.

         Loss before equity in net loss of cable television joint venture totaled $7,432,164 for 1995 compared to $8,004,692 in 1994, a decrease of $572,528, or approximately 7 percent, primarily due to the decrease in operating loss.

1994 Compared to 1993-

         Revenues of the Partnership totaled $40,442,268 in 1994 compared to $38,916,469 in 1993, an increase of $1,525,799, or approximately 4 percent. An increase in the subscriber base primarily accounted for the increase in revenues. Basic subscribers increased 7,134, or approximately 8 percent, from 91,501 at December 31, 1993 to 98,635 at December 31, 1994. The increase in revenues would have been greater but for reductions in basic rates due to basic rate regulations issued by the FCC in April 1993 and February 1994 with which the Partnership complied effective September 1993 and July 1994, respectively. No other individual factor was significant to the increase in revenues.

         Operating expenses totaled $23,811,465 in 1994 compared to $22,598,241 in 1993, an increase of $1,213,224, or approximately 5 percent. Operating expenses represented 59 percent of revenue in 1994 compared to 58 percent in 1993. Increases in programming fees primarily accounted for the increase in expenses. The increases in programming fees were due, in part, to the increase in the basic subscriber base. No other factor was significant to the increase in operating expenses.

         Management fees and allocated overhead from the General Partner totaled $5,127,553 in 1994 compared to $4,683,355 in 1993, an increase of $444,198, or approximately 9 percent. This increase was due to the increase in revenues, upon which such management fees and allocated overhead are based, and increases in allocated expenses from the General Partner during 1994.

         Depreciation and amortization expense totaled $14,826,256 in 1994 compared to $15,197,677 in 1993, a decrease of $371,421, or approximately 2 percent, primarily due to the maturation of a portion of the tangible asset base and the intangible asset base.

         Operating loss totaled $3,323,006 in 1994 compared to $3,562,804 in 1993, a decrease of $239,798, or approximately 7 percent, due primarily to the increase in revenues and the decrease in depreciation and amortization expense.

         Operating income before depreciation and amortization totaled $11,503,250 in 1994 compared to $11,634,873 in 1993, a decrease of $131,623, or approximately 1 percent, due to the increases in operating expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenues.

         Interest expense totaled $4,498,227 in 1994 compared to $3,726,237 in 1993, an increase of $771,990, or approximately 21 percent, due primarily to higher effective interest rates and higher outstanding balances on interest bearing obligations.

         Loss before equity in net loss of cable television joint venture totaled $8,004,692 in 1994 compared to $7,330,757 in 1993, or approximately 9 percent, due primarily to the increase in interest expense.

         In addition to the systems owned directly, the Partnership owns a 27 percent interest in Cable TV Fund 14-A/B Venture (the "Venture"). See Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to the Venture's operations.

FINANCIAL CONDITION

         During 1995, the Partnership generated net cash from operating activities totaling $7,301,687, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Partnership's directly owned systems totaled approximately $10,737,000 during 1995. Approximately 32 percent was for new plant construction and approximately 18 percent of these expenditures was attributable to construction of service drops to subscribers' homes. The remainder of the expenditures related to various enhancements throughout the Partnership's operating systems. These expenditures were funded primarily from cash generated from operations and borrowings under the Partnership's revolving credit facility.

         Budgeted capital expenditures for 1996 are approximately $9,581,000. Approximately 35 percent of the total capital expenditures will be used for new plant construction in all of the Partnership's systems. Approximately 12 percent will relate to construction of service drops to subscribers' homes.
The remainder of the anticipated expenditures are for various enhancements in all of the Partnership's systems. Funding for the improvements is expected to come from cash on hand, cash generated from operations, and, in its discretion, advances from the General Partner.

         In March 1996, the Partnership entered into an agreement to sell the Turnersville System to an unaffiliated party for a sales price totaling approximately $84,500,000, subject to closing adjustments that potentially could reduce the sales price to $80,500,000. Closing of this sale is expected to occur in the second half of 1996. Upon the consummation of the proposed sale of the Turnersville System, the Partnership will make a distribution of at least $20,000,000 of the net sales proceeds to its limited partners, repay any amounts due to the General Partner and, as required under the terms of the Partnership's credit facility, the balance will be used to repay a portion of the Partnership's bank indebtedness. Because this distribution will not return 125 percent of the amount initially contributed to the Partnership by the limited partners, the General Partner will not receive a distribution on the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, will receive a brokerage fee of 2.5 percent of the sales price for acting as a broker in this transaction. Because the Turnersville System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership is required to approve this sale.

         Ameritech, which provides telephone service in a multi-state region including Illinois, has obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by the Partnership's Naperville System. If Ameritech takes steps to begin providing cable television service in Naperville, this competition could have a material adverse effect on the Naperville System's revenues, cash flow and fair market value. It could also have an adverse impact on the Partnership's ability to sell the Naperville System. The General Partner is taking prudent steps necessary to meet this potential competition from Ameritech and to safeguard the value of the Naperville System.

         During July 1994, the Partnership entered into an $80,000,000 revolving credit facility. At December 31, 1995, $80,000,000 was outstanding under this agreement. The revolving credit facility converts to a term loan on September 30, 1996, at which time the then-outstanding balance is payable in quarterly installments through March 31, 2002. Payments due during 1996 total $2,000,000 and will be funded from cash on hand, cash generated from operations and proceeds from the sale of the Turnersville System. Interest on the outstanding principal balance is at the Partnership's option of the Prime rate plus 1/4 percent or the Certificate of Deposit rate plus 1-3/8 percent or the London Interbank Offered Rate plus 1-1/4 percent.

         Because the balance on the Partnership's credit facility is at its maximum of $80,000,000, the Partnership will need to rely on cash on hand, cash generated from operations and, in its discretion, advances from the General Partner, to meet its anticipated liquidity and capital needs. Upon the sale of the Partnership's Turnersville System, the Partnership will repay a portion of the balance outstanding on its credit facility. This reduction in debt will provide liquidity and the Partnership should have sufficient sources of capital to meet its anticipated needs.

         In addition to those systems owned directly by it, the Partnership owns a 27 percent interest in the Venture. The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $1,104,003 compared to the December 31, 1994 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture during 1995.

REGULATION AND LEGISLATION

         The Partnership has filed cost-of-service showings in response to rulemakings concerning the 1992 Cable Act for its Turnersville, New Jersey; Buffalo, Minnesota; Naperville, Illinois and Calvert County, Maryland systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

         The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators including the Partnership effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership. See Item 1.

                          CABLE TV FUND 14-A/B VENTURE

RESULTS OF OPERATIONS

1995 Compared to 1994-

         Revenues of the Venture's Broward County System increased $1,285,981, or approximately 6 percent, to $23,469,505 in 1995 from $22,183,524 in 1994.
The Venture added 1,835 basic subscribers in 1995, an increase of approximately 4 percent. This increase in basic subscribers accounted for approximately 44 percent of the increases in revenue. Increases in premium service revenue accounted for approximately 25 percent of the increases in revenue and basic service rate adjustments accounted for approximately 11 percent of the increases in revenue. No other individual factor significantly affected the increase in revenues.

         Operating expense decreased $258,229, or approximately 2 percent, to $12,620,209 in 1995 from $12,878,438 in 1994. Operating expenses represented 54 percent of revenue in 1995, compared to 58 percent in 1994. The decrease in operating expenses was due primarily to decreases in personnel and marketing related expenses, which were partially offset by increases in programming fees and office related expenses. No other individual factor significantly affected the increase in operating expense.

         Management fees and allocated overhead from Jones Intercable, Inc. ("Intercable") increased $50,921, or approximately 2 percent, to $2,828,211 in 1995 from $2,777,290 in 1994 primarily due to the increase in revenues upon which such fees and allocations are based.

         Depreciation and amortization expense decreased $414,487, or approximately 5 percent, to $8,774,507 in 1995 from $9,188,994 in 1994. The decrease in depreciation and amortization expense was attributable to the maturation of the Venture's asset base.

         Operating loss decreased $1,907,776, or approximately 72 percent, to $753,422 in 1995 from $2,661,198 in 1994. This decrease was due to the increase in revenues and the decreases in operating and depreciation and amortization expenses exceeding the increase in management fees and allocated overhead from Intercable.

         Operating income before depreciation and amortization expense increased $1,493,289, or approximately 23 percent, to $8,021,085 in 1995 from $6,527,796 in 1994 due to the increases in revenues and decreases in operating expenses exceeding the increase in management fees and allocated overhead from Intercable.

         Interest expense increased $643,490, or approximately 24 percent, to $3,371,524 in 1995 from $2,728,034 in 1994 due to higher outstanding balances on interest bearing obligations in 1995.

         Net loss decreased $1,343,968, or approximately 25 percent, to $4,073,811 in 1995 from $5,417,779 in 1994. These losses were primarily the result of the factors discussed above.

1994 Compared to 1993-

         Revenues of the Venture's Broward County System increased $114,572, or less than l percent, to $22,183,524 in 1994 from $22,068,952 in 1993.
Increases in advertising sales revenues and home shopping revenues were primarily responsible for the increase in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to the basic rate regulations issued by the FCC in April 1993 and February 1994 with which the Venture complied effective September 1993 and July 1994, respectively. No other individual factor significantly affected the increase in revenues.

         Operating expense increased $538,923, or approximately 4 percent, to $12,878,438 in 1994 from $12,339,515 in 1993. Operating expenses represented 58 percent of revenue in 1994, compared to 56 percent in 1993. The increase in operating expenses was due primarily to increases in programming fees and advertising sales expenses. No other individual factor significantly affected the increase in operating expense.

         Management fees and allocated overhead from Intercable increased $75,722, or approximately 3 percent, to $2,777,290 in 1994 from $2,701,568 in
1993 primarily due to an increase in allocated expenses from Intercable.

         Depreciation and amortization expense decreased $163,814, or approximately 2 percent, to $9,188,994 in 1994 from $9,352,808 in 1993. The decrease in depreciation and amortization expense is attributable to the maturation of the Venture's asset base.

         Operating loss increased $336,259, or approximately 14 percent, to $2,661,198 in 1994 from $2,324,939 in 1993. This increase is due to the increase in operating expenses and management fees and allocated overhead from Jones Intercable, Inc. exceeding the increase in revenues and the decrease in depreciation and amortization expense.

         Operating income before depreciation and amortization expense decreased $500,073, or approximately 7 percent, to $6,527,796 in 1994 from $7,027,869 in 1993 due to the increases in operating expenses and management fees and allocated overhead from Jones Intercable, Inc. exceeding the increase in revenues.

         Interest expense increased $277,362, or approximately 11 percent, to $2,728,034 in 1994 from $2,450,672 in 1993 due to higher effective interest rates on interest bearing obligations.

         Net loss increased $704,279, or approximately 15 percent, to $5,417,779 in 1994 from $4,713,500 in 1993. The increase was primarily attributable to the increase in operating loss and the increase in interest expense. These losses were primarily the result of the factors discussed above.

FINANCIAL CONDITION

         For the twelve months ended December 31, 1995, the Venture generated net cash from operating activities totaling $3,909,198 which is available to fund capital expenditures and non-operating costs. The Venture expended approximately $3,900,000 on capital additions during 1995. Cable television plant extensions accounted for approximately 49 percent of these expenditures. The construction of service drops to homes and rebuilds accounted for approximately 19 percent and 8 percent, respectively, of the expenditures. The remainder of these expenditures related to various enhancements in the Broward County System. These capital expenditures were funded from cash generated from operations. The Venture plans to expend approximately $4,200,000 for capital additions in 1996. Of this total, approximately 37 percent will relate to the construction of service drops to homes and approximately 36 percent is for cable television plant extensions. The remainder of the anticipated expenditures are for various enhancements in the Broward County System. These capital expenditures are expected to be funded from cash on hand, cash generated from operations and, in its discretion, advances from the General Partner.

         The balance outstanding on the Venture's term loan at December 31, 1995 was $40,365,468. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. Installments paid during 1995 totaled $1,755,000. Installments due during 1996 total $3,510,000. Funding for these installments is expected to come from cash on hand, cash generated from operations and, in its discretion, advances from Intercable. Interest is at the Venture's option of Prime plus 1/4 percent, the London Interbank Offered Rate plus 1-1/4 percent or the Certificate of Deposit rate plus 1-3/8 percent. The effective interest rate on amounts outstanding as of December 31, 1995 and 1994 was 7.17 percent for both periods.

         Because the Venture's credit facility is now a term loan, the Venture will rely on cash generated from operations and, in its discretion, advances from the General Partner for its liquidity needs until its credit facility is amended.

REGULATION AND LEGISLATION

         The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators including the Venture effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Venture in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Venture. See Item 1.

Item 8.  Financial Statements


                          CABLE TV FUND 14-A, LTD. AND
                          CABLE TV FUND 14-A/B VENTURE

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1994

                                     INDEX


                                                                                                Page
                                                                                         -----------------

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 14-A, Ltd.:

         We have audited the accompanying balance sheets of CABLE TV FUND 14-A, LTD. (a Colorado limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                        /s/ ARTHUR ANDERSEN LLP
                                        ARTHUR ANDERSEN LLP


Denver, Colorado,
  April 1, 1996.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                             December 31,
                                                                                 ------------------------------------
                 ASSETS                                                              1995                   1994
                 ------                                                          -------------         --------------
CASH                                                                             $     293,179          $     426,979

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $75,209 and $74,176 at December 31, 1995 and 1994, respectively                  1,328,715              1,070,581

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                         128,171,454            117,434,221
    Less- accumulated depreciation                                                 (67,771,303)           (57,090,363)
                                                                                 -------------          -------------

                                                                                   60,400,151              60,343,858
    Franchise costs, net of accumulated amortization of $25,328,423 and
        $22,417,029 at December 31, 1995 and 1994, respectively                      8,810,239             11,721,633
    Subscriber lists, net of accumulated amortization of $8,984,086 and
        $8,390,402 at December 31, 1995 and 1994, respectively                         672,264              1,265,948
    Costs in excess of interests in net assets purchased, net of accumulated amortization of  $892,784 and $776,420 at December 31, 1995
        and 1994, respectively                                                       5,900,474              6,016,838
    Investment in cable television joint venture                                     4,779,072              5,883,075
                                                                                 -------------          -------------

                 Total investment in cable television properties                    80,562,200             85,231,352

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                        716,744                827,434
                                                                                 -------------          -------------

                 Total assets                                                    $  82,900,838          $  87,556,346
                                                                                 =============          =============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                               December 31,
                                                                                     ---------------------------------
                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                              1995                 1994
                                                                                     ------------         ------------
LIABILITIES:
    Debt                                                                             $ 80,726,793         $ 77,425,047
    Accounts payable-
        Trade                                                                              57,598              165,894
        General Partner                                                                   887,215              706,579
    Accrued liabilities                                                                 2,717,040            2,238,657
    Subscriber prepayments                                                                133,035              104,845
                                                                                     ------------         ------------

                 Total liabilities                                                     84,521,681           80,641,022
                                                                                     ------------          -----------
COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                                 1,000                1,000
        Accumulated deficit                                                              (703,440)            (618,078)
                                                                                     ------------         ------------
                                                                                         (702,440)            (617,078)
                                                                                     ------------         ------------
    Limited Partners-
        Net contributed capital (160,000 units outstanding at
            December 31, 1995 and 1994)                                                68,722,000           68,722,000
        Accumulated deficit                                                           (69,640,403)         (61,189,598)
                                                                                     ------------         ------------
                                                                                         (918,403)           7,532,402
                                                                                     ------------         ------------

                 Total liabilities and partners' capital (deficit)                   $ 82,900,838         $ 87,556,346
                                                                                     ============         ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                     Year Ended December 31,
                                                                     -----------------------------------------------------
                                                                         1995                  1994               1993
                                                                     -----------            -----------        -----------
REVENUES                                                             $44,094,802            $40,442,268        $38,916,469

COSTS AND EXPENSES:
    Operating expenses                                                25,719,534             23,811,465         22,598,241
    Management fees and allocated overhead from
        General Partner                                                5,375,657              5,127,553          4,683,355
    Depreciation and amortization                                     14,459,479             14,826,256         15,197,677
                                                                     -----------            -----------        -----------

OPERATING LOSS                                                        (1,459,868)            (3,323,006)        (3,562,804)
                                                                     -----------            -----------        -----------

OTHER INCOME (EXPENSE):
    Interest expense                                                  (6,001,497)            (4,498,227)        (3,726,237)
    Other, net                                                            29,201               (183,459)           (41,716)
                                                                     -----------            -----------        -----------

         Total other income (expense)                                 (5,972,296)            (4,681,686)        (3,767,953)
                                                                     -----------            -----------        -----------
LOSS BEFORE EQUITY IN NET LOSS OF
    CABLE TELEVISION JOINT VENTURE                                    (7,432,164)            (8,004,692)        (7,330,757)

EQUITY IN NET LOSS OF CABLE TELEVISION
    JOINT VENTURE                                                     (1,104,003)            (1,468,218)        (1,277,358)
                                                                     -----------            -----------        -----------

NET LOSS                                                             $(8,536,167)           $(9,472,910)       $(8,608,115)
                                                                     ===========            ===========        ===========

ALLOCATION OF NET LOSS:
    General Partner                                                  $   (85,362)           $   (94,729)       $   (86,081)
                                                                     ===========            ===========        ===========
    Limited Partners                                                 $(8,450,805)           $(9,378,181)       $(8,522,034)
                                                                     ===========            ===========        ===========


NET LOSS PER LIMITED PARTNERSHIP UNIT                                $    (52.82)           $    (58.61)        $    (53.26)
                                                                     ===========            ===========         ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                          160,000                160,000             160,000
                                                                     ===========            ===========         ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                                   Year Ended December 31,
                                                                    -------------------------------------------------------
                                                                        1995                 1994                  1993
                                                                    -----------          ------------          ------------
GENERAL PARTNER:
    Balance, beginning of year                                      $  (617,078)         $   (522,349)         $   (436,268)
    Net loss for year                                                   (85,362)              (94,729)              (86,081)
                                                                    ------------         ------------          ------------

    Balance, end of year                                            $  (702,440)         $   (617,078)         $   (522,349)
                                                                    ===========          ============          ============


LIMITED PARTNERS:
    Balance, beginning of year                                      $ 7,532,402          $ 16,910,583          $ 25,432,617
    Net loss for year                                                (8,450,805)           (9,378,181)           (8,522,034)
                                                                    -----------          ------------          ------------

    Balance, end of year                                            $  (918,403)         $  7,532,402          $ 16,910,583
                                                                   ============          ============          ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                    Year Ended December 31,
                                                                    ------------------------------------------------------
                                                                         1995                1994                 1993
                                                                    ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $ (8,536,167)        $ (9,472,910)        $ (8,608,115)
      Adjustments to reconcile net loss to net cash provided
          by operating activities:
              Depreciation and amortization                           14,459,479           14,826,256           15,197,677
              Equity in net loss of cable television joint venture     1,104,003            1,468,218            1,277,358
              Amortization of interest rate protection contract           16,667               16,668               60,031
              Increase in trade receivables                             (258,134)            (132,111)            (115,166)
              Increase in deposits, prepaid expenses
                  and deferred charges                                   (63,074)            (699,666)             (17,764)
              Increase in trade accounts payable, accrued
                  liabilities and subscriber prepayments                 398,277              451,507               89,387
              Increase (decrease) in advances from General Partner       180,636              647,605             (398,380)
                                                                    ------------         ------------         ------------

                 Net cash provided by operating activities             7,301,687            7,105,567            7,485,028
                                                                    ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                          (10,737,233)          (8,978,588)          (7,007,208)
                                                                    ------------         ------------         ------------

                 Net cash used in investing activities               (10,737,233)          (8,978,588)          (7,007,208)
                                                                    ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                           3,546,885           77,661,002              116,518
    Repayment of debt                                                   (245,139)         (75,837,784)          (3,900,963)
    Purchase of interest rate protection contract                             -                    -               (50,000)
                                                                    ------------         ------------         ------------

                 Net cash provided by (used in)
                   financing activities                                3,301,746            1,823,218           (3,834,445)
                                                                    ------------         ------------         ------------

Decrease in cash                                                        (133,800)             (49,803)          (3,356,625)

Cash, beginning of year                                                  426,979              476,782            3,833,407
                                                                    ------------         ------------         ------------

Cash, end of year                                                   $    293,179         $    426,979         $    476,782
                                                                    ============         ============         ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                   $  5,740,361         $  4,339,995         $  3,900,545
                                                                    ============         ============         ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 14-A, LTD.
                            (A Limited Partnership)

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

         On January 8, 1988, the Partnership and Cable TV Fund 14-B, Ltd. formed Cable TV Fund 14-A/B Venture (the "Venture"), to acquire the cable television system serving areas in and around Broward County, Florida. The Partnership contributed $18,975,000 to the capital of the Venture for 27 percent ownership interest and Cable TV Fund 14-B, Ltd. contributed $51,025,000 to the capital of the Venture for 73 percent ownership interest.

         Contributed Capital, Commissions and Syndication Costs

         The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contribution to partnership capital.

         Intercable purchased its interest in the Partnership by contributing $1,000 to partnership capital.

         All profits and losses of the Partnership are allocated 99 percent to the limited partners and 1 percent to Intercable, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership's agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

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

         Proposed Cable Television System Sales

In March 1996, the Partnership entered into an agreement to sell the Turnersville System to an unaffiliated party for a sales price totaling approximately $84,500,000, subject to closing adjustments that potentially could reduce the sales price to $80,500,000. Closing of this sale is expected to occur in the second half of 1996. Upon the consummation of the proposed sale of the Turnersville System, the Partnership will make a distribution of at least $20,000,000 of the net sales proceeds to its limited partners, repay any amounts due to the General Partner and, as required under the terms of the Partnership's credit facility, the balance will be used to repay a portion of the Partnership's bank indebtedness. Because this distribution will not return 125 percent of the amount initially contributed to the Partnership by the limited partners, the General Partner will not receive a distribution on the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, will receive a brokerage fee of 2.5 percent of the sales price for acting as a broker in this transaction. Because the Turnersville System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership is required to approve this sale.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Investment in Cable Television Joint Venture

         In addition to its wholly owned systems, the Partnership owns a 27 percent interest in the Venture through a capital contribution made in March 1988 of $18,975,000. The Venture acquired the Broward County System in March 1988. The Venture incurred losses of $4,073,811, $5,417,779 and $4,713,500 in
1995, 1994 and 1993, respectively, of which $1,104,003, $1,468,218 and
$1,277,358, respectively, was allocated to the Partnership. The investment is accounted for on the equity method. The operations of the Venture are significant to the Partnership and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Venture on pages 32 to 40.

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
                          Office furniture and equipment                                5 years
                          Buildings                                               10 - 20 years
                          Vehicles                                                      3 years

         Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

         Costs assigned to intangible assets are being amortized using the straight-line method over the following remaining estimated useful lives:

                          Franchise costs                                          1 -  4 years
                          Subscriber lists                                              4 years
                          Costs in excess of interests in net assets purchased    31 - 36 years

         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

         Reclassification

         Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Management Fees, Distribution Ratios and Reimbursements

         Intercable manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Partnership for the years ended December 31, 1995, 1994, and 1993 (exclusive of the Partnership's 27 percent interest in the Venture) were $2,204,740, $2,022,113 and $1,945,823, respectively.

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

         The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses (exclusive of the Partnership's 27 percent interest in the Venture) were $3,170,917, $3,105,440 and $2,737,532 in 1995, 1994 and 1993, respectively.

         The Partnership was charged interest during 1995 at an average interest rate of 10.5 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Intercable was $23,107, $43,708 and $1,029 for the years ended December 31, 1995, 1994 and 1993, respectively.

         Payments to/from Affiliates for Programming Services

         The Partnership receives programming from Superaudio, Mind Extension University, Jones Computer Network and Product Information Network, all of which are affiliates of Intercable.

         Payments to Superaudio totaled $54,644, $51,858 and $50,655 in 1995, 1994 and 1993, respectively. Payments to Mind Extension University totaled $61,431, $51,389 and $32,659 in 1995, 1994 and 1993, respectively. Payments to
Jones Computer Network, which initiated service in 1994, totaled $65,248 and $21,344 in 1995 and 1994, respectively.

         The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers.
Product Information Network, which initiated service in 1994, paid commissions to the Partnership totaling $77,790 and $42,223 in 1995 and 1994, respectively.

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1995 and 1994, consisted of the following:


                                                                                      December 31,
                                                                           ---------------------------------
                                                                                1995                1994
                                                                           -------------       -------------
         Cable distribution systems                                        $ 116,916,533       $ 107,439,862
         Equipment and tools                                                   4,130,430           3,601,207
         Office furniture and equipment                                        1,644,051           1,471,959
         Buildings                                                             2,393,755           2,339,942
         Vehicles                                                              2,698,904           2,193,470
         Land                                                                    387,781             387,781
                                                                           -------------       -------------

                                                                             128,171,454         117,434,221
         Less - accumulated depreciation                                     (67,771,303)        (57,090,363)
                                                                           -------------       -------------

                                                                           $  60,400,151       $  60,343,858
                                                                           =============       =============

(5)      DEBT

         Debt consists of the following:

                                                                                         December 31,
                                                                             ---------------------------------------
                                                                                 1995                      1994
                                                                            -------------             --------------
         Lending institutions-
             Revolving credit and term loan                                  $ 80,000,000               $ 76,900,000
         Capital lease obligations                                                726,793                    525,047
                                                                             ------------               ------------

                                                                             $ 80,726,793               $ 77,425,047
                                                                             ============               ============

         During July 1994, the Partnership entered into an $80,000,000 revolving credit facility. At December 31, 1995, $80,000,000 was outstanding under this agreement. The revolving credit facility converts to a term loan on September 30, 1996, at which time the then-outstanding balance is payable in quarterly installments through March 31, 2002. Payments due during 1996 total $2,000,000 and will be funded from cash on hand, cash generated from operations and proceeds from the sale of the Turnersville System. Interest on the outstanding principal balance is at the Partnership's option of the Prime rate plus 1/4 percent or the Certificate of Deposit rate plus 1-3/8 percent or the London Interbank Offered Rate plus 1-1/4 percent.

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $5,000,000. The Partnership paid a fee of $50,000 for this coverage. The agreement expired in January 1996. The agreement protected the Partnership from LIBOR interest rates that exceeded 7 percent for three years from the date of the agreement. The fee was charged to interest expense over the life of this agreement using the straight-line method.

         Installments due on debt principal for each of the five years in the period ending December 31, 2000, and thereafter, respectively, are: $2,218,038, $4,218,038, $10,218,038, $14,072,679, $18,000,000 and $32,000,000. At December
31, 1995, substantially all of the Partnership's property, plant and equipment secured the above indebtedness.

         At December 31, 1995, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

(7)      COMMITMENTS AND CONTINGENCIES

         The Partnership has filed cost-of-service showings in response to rulemakings concerning the 1992 Cable Act for its Turnersville, New Jersey; Buffalo, Minnesota; Naperville, Illinois and Calvert County, Maryland systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

         The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $242,084, $233,251 and $250,526, respectively, for the years ended December 31, 1995, 1994 and 1993. Minimum commitments under operating leases for the five years in the period ending December 31, 2000, and thereafter are as follows:

                 1996                      $289,262
                 1997                       278,794
                 1998                       234,884
                 1999                       146,506
                 2000                         9,000
                 Thereafter                   3,000
                                           --------

                                           $961,446
                                           ========

 (8)     SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information is presented below:

                                                                                Year Ended December 31,
                                                                    ----------------------------------------------
                                                                         1995             1994             1993
                                                                    ------------      ----------      ------------
                 Maintenance and repairs                            $    761,244      $  754,314      $    840,307
                                                                    ============      ==========      ============

                 Taxes, other than income and payroll taxes         $    213,244      $  162,029      $    155,727
                                                                    ============      ==========      ============

                 Advertising                                        $    694,205      $  688,611      $    621,377
                                                                    ============      ==========      ============

                 Depreciation of property, plant and equipment      $ 10,706,143      $9,957,440      $ 10,131,923
                                                                    ============      ==========       ===========

                 Amortization of intangible assets                  $  3,753,336      $4,868,816      $  5,065,754
                                                                    ============      ==========      ============

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Cable TV Fund 14-A/B Venture:

         We have audited the accompanying balance sheets of CABLE TV FUND 14-A/B VENTURE (a Colorado general partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A/B Venture as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                  /s/ ARTHUR ANDERSEN LLP
                                                      ARTHUR ANDERSEN LLP


Denver, Colorado,
  April 1, 1996.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                              December 31,
                                                                                    ---------------------------------
                 ASSETS                                                                  1995                1994
                 ------                                                             -------------       -------------
CASH                                                                                $     371,870       $     254,974

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $102,006 and $95,444 at December 31, 1995 and 1994, respectively                    1,093,967             601,185

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                             52,012,981          48,109,168
    Less- accumulated depreciation                                                    (24,307,885)        (20,972,255)
                                                                                    -------------       -------------

                                                                                       27,705,096          27,136,913

    Franchise costs, net of accumulated amortization of $34,427,136 and
        $30,414,475 at December 31, 1995 and 1994, respectively                        13,215,364          17,228,025
    Subscriber lists, net of accumulated amortization of $9,461,332 and
        $8,745,434 at December 31, 1995 and 1994, respectively                          2,259,068           2,974,966
    Costs in excess of interests in net assets purchased, net of accumulated amortization of $4,189,656 and $3,649,056 at December 31, 1995
        and 1994, respectively                                                         17,434,410          17,975,010
                                                                                    -------------       -------------

                 Total investment in cable television properties                       60,613,938          65,314,914

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                           367,781             426,387
                                                                                    -------------       -------------

                 Total assets                                                       $  62,447,556       $  66,597,460
                                                                                    =============       =============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                                December 31,
                                                                                      -------------------------------
                 LIABILITIES AND PARTNERS' CAPITAL                                        1995               1994
                 ---------------------------------                                    ------------       ------------
LIABILITIES:
    Debt                                                                              $ 40,530,652       $ 42,271,921
    Accounts payable-
        Trade                                                                               12,901             60,525
        Jones Intercable, Inc.                                                           2,206,959            354,179
    Accrued liabilities                                                                  1,209,112          1,350,465
    Subscriber prepayments                                                                 497,780            496,407
                                                                                      ------------       ------------

                 Total liabilities                                                      44,457,404         44,533,497
                                                                                      ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL:
    Contributed capital                                                                 70,000,000         70,000,000
    Accumulated deficit                                                                (52,009,848)       (47,936,037)
                                                                                      ------------       ------------

                                                                                        17,990,152         22,063,963
                                                                                      ------------       ------------

                 Total liabilities and partners' capital                              $ 62,447,556       $ 66,597,460
                                                                                      ============       ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                    Year Ended December 31,
                                                                      ----------------------------------------------------
                                                                          1995                1994                1993
                                                                      -----------          -----------         -----------
REVENUES                                                              $23,469,505          $22,183,524         $22,068,952

COSTS AND EXPENSES:
    Operating expenses                                                 12,620,209           12,878,438          12,339,515
    Management fees and allocated overhead from
        Jones Intercable, Inc.                                          2,828,211            2,777,290           2,701,568
    Depreciation and amortization                                       8,774,507            9,188,994           9,352,808
                                                                      -----------          -----------         -----------

OPERATING LOSS                                                           (753,422)          (2,661,198)         (2,324,939)
                                                                      -----------          -----------         -----------

OTHER INCOME (EXPENSE):
    Interest expense                                                   (3,371,524)          (2,728,034)         (2,450,672)
    Other, net                                                             51,135              (28,547)             62,111
                                                                      -----------          -----------         -----------

         Total other income (expense)                                  (3,320,389)          (2,756,581)         (2,388,561)
                                                                      -----------          -----------         -----------

NET LOSS                                                              $(4,073,811)         $(5,417,779)        $(4,713,500)
                                                                      ===========          ===========         ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL


                                                                                    Year Ended December 31,
                                                                     ----------------------------------------------------
                                                                         1995                 1994               1993
                                                                     -----------          ------------       ------------
CABLE TV FUND 14-A, LTD. (27%):
    Balance, beginning of year                                       $ 5,883,075           $ 7,351,293        $ 8,628,651
    Net loss for year                                                 (1,104,003)           (1,468,218)        (1,277,358)
                                                                     -----------           -----------        -----------

    Balance, end of year                                             $ 4,779,072           $ 5,883,075        $ 7,351,293
                                                                     ===========           ===========        ===========


CABLE TV FUND 14-B, LTD. (73%):
    Balance, beginning of year                                       $16,180,888           $20,130,449        $23,566,591
    Net loss for year                                                 (2,969,808)           (3,949,561)        (3,436,142)
                                                                     -----------           -----------        -----------

    Balance, end of year                                             $13,211,080           $16,180,888        $20,130,449
                                                                     ===========           ===========        ===========

TOTAL:
    Balance, beginning of year                                       $22,063,963           $27,481,742        $32,195,242
    Net loss for year                                                 (4,073,811)           (5,417,779)        (4,713,500)
                                                                     -----------           -----------        -----------

    Balance, end of year                                             $17,990,152           $22,063,963        $27,481,742
                                                                     ===========           ===========        ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                    Year Ended December 31,
                                                                    -----------------------------------------------------
                                                                        1995                 1994                1993
                                                                    -----------           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(4,073,811)          $(5,417,779)        $(4,713,500)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Depreciation and amortization                              8,774,507             9,188,994           9,352,808
           Amortization of interest rate protection agreement            82,085                82,080              82,080
           Decrease (increase) in trade receivables                    (492,782)              225,591            (253,001)
           Decrease  (increase) in deposits, prepaid expenses
               and deferred charges                                    (193,197)             (206,491)             13,218
           Increase (decrease) in accounts payable, accrued
               liabilities and subscriber prepayments                  (187,604)              592,973             139,815
                                                                    -----------           -----------         -----------

                 Net cash provided by operating activities            3,909,198             4,465,368           4,621,420
                                                                    -----------           -----------         -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                          (3,903,813)           (3,630,545)         (3,040,155)
                                                                    -----------           -----------         -----------

                 Net cash used in investing activities               (3,903,813)           (3,630,545)         (3,040,155)
                                                                    -----------           -----------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                            108,593                71,380             159,493
    Repayment of debt                                                (1,849,862)           (1,261,189)         (3,606,172)
    Purchase of interest rate protection contract                           -                      -             (246,250)
    Increase (decrease) in advances from Jones Intercable, Inc.       1,852,780               296,259             (67,953)
                                                                     ----------           -----------         -----------

                 Net cash provided by (used in)
                   financing activities                                 111,511              (893,550)         (3,760,882)
                                                                     ----------           -----------         -----------

Increase (decrease) in cash                                             116,896               (58,727)         (2,179,617)

Cash, beginning of year                                                 254,974               313,701           2,493,318
                                                                    -----------           -----------         -----------

Cash, end of year                                                   $    371,870          $    254,974        $   313,701
                                                                    ============          ============        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                   $  3,467,008          $  2,454,391        $ 2,333,869
                                                                    ============          ============        ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         On January 8, 1988, Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd. (the "Venture Partners") formed a Colorado general partnership known as Cable TV Fund 14-A/B Venture (the "Venture") by contributing $18,975,000 and $51,025,000, respectively, for 27 percent and 73 percent ownership interests, respectively. The Venture was formed for the purpose of acquiring the cable television system serving areas in and around Broward County, Florida (the "Broward County System").

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

         All Venture distributions, including those made from cash flow, from the sale or refinancing of Venture property and on dissolution of the Venture, shall be made to the Venture Partners in proportion to their 27 and 73 percent interests in the Venture.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                          Franchise costs                                           1 - 7 years
                          Subscriber lists                                              3 years
                          Costs in excess of interests in net assets purchased         33 years

         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH AFFILIATES

         Management Fees and Reimbursements

         Intercable manages the Venture and receives a fee for its services equal to five percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Venture for the years ended December 31, 1995, 1994 and 1993 were $1,173,475, $1,109,176 and $1,103,448, respectively.

         The Venture reimburses Intercable for allocated overhead and administrative expenses. These expenses include salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal, and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each entity managed.
Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1995, 1994 and 1993 were $1,654,736, $1,668,114 and $1,598,120, respectively.

         The Venture was charged interest during 1995 at an average interest rate of 10.51 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Intercable was $155,659, $960 and $2,361 for the years ended December 31, 1995, 1994 and 1993, respectively.

         Payments to/from Affiliates for Programming Services

         The Venture receives programming from Superaudio, Mind Extension University, Jones Computer Network and Product Information Network, all of which are affiliates of Intercable.

         Payments to Superaudio totaled $30,171, $30,631 and $30,018 in 1995, 1994 and 1993, respectively. Payments to Mind Extension University totaled $32,268, $27,751 and $17,451 in 1995, 1994 and 1993, respectively. Payments to
Jones Computer Network, which initiated service in 1994, totaled $-0- and $5,694 in 1995 and 1994, respectively.

         The Venture receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Venture totaling $23,430 and $23,856 in 1995 and 1994, respectively.

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1995 and 1994, consisted of the following:

                                                                                      December 31,
                                                                             --------------------------------
                                                                                 1995                1994
                                                                             ------------        ------------
         Cable distribution systems                                          $ 45,655,600        $ 41,905,039
         Equipment and tools                                                    1,749,450           1,676,058
         Office furniture and equipment                                         1,150,940           1,117,198
         Buildings                                                              1,869,631           1,865,476
         Vehicles                                                                 856,493             814,530
         Land                                                                     730,867             730,867
                                                                             ------------        ------------
                                                                               52,012,981          48,109,168

         Less - accumulated depreciation                                      (24,307,885)        (20,972,255)
                                                                             ------------        ------------

                                                                             $ 27,705,096        $ 27,136,913
                                                                             ============        ============

(5)      DEBT

         Debt consists of the following:

                                                                                      December 31,
                                                                             --------------------------------
                                                                                 1995                1994
                                                                             -------------       ------------
         Lending institutions-
             Revolving credit and term loan                                  $ 40,365,468        $ 42,120,468

         Capital lease obligations                                                165,184             151,453
                                                                             ------------        ------------

                                                                             $ 40,530,652        $ 42,271,921
                                                                             ============        ============

         The balance outstanding on the Venture's term loan at December 31, 1995 was $40,365,468. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. Installments paid during 1995 totaled $1,755,000. Installments due during 1996 total $3,510,000. Funding for these installments is expected to come from cash on hand, cash generated from operations and, in its discretion, advances from Intercable. Interest is at the Venture's option of Prime plus 1/4 percent, the London Interbank Offered Rate ("LIBOR") plus 1-1/4 percent or the Certificate of Deposit rate plus 1-3/8 percent. The effective interest rate on amounts outstanding as of December 31, 1995 and 1994 was 7.17 percent for both periods.

         In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $246,250. The agreement protected the Venture from LIBOR interest rates that exceeded 7 percent for three years from the date of the agreement. The fee was being charged to interest expense over the life of the agreement using the straight-line method. The agreement expired in January 1996.

         Installments due on debt principal for each of the five years in the period ending December 31, 2000 and thereafter, respectively, are: $3,559,555, $4,729,555, $4,729,555, $27,511,987, $-0- and $-0-. At December 31, 1995,
substantially all of the Venture's property, plant and equipment secured the above indebtedness.

         At December 31, 1995, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

(7)      COMMITMENTS AND CONTINGENCIES

         Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $22,680, $49,856 and $46,521, respectively for the years ended December 31, 1995, 1994 and 1993. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2000 and thereafter are as follows:

                                  1996                                    $32,243
                                  1997                                      6,996
                                  1998                                      1,166
                                  1999                                     -
                                  2000                                     -
                                  Thereafter                               -
                                                                          -------

                                                                          $40,405
                                                                          =======


(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information is presented below:

                                                                                  Year Ended December 31,
                                                                      ----------------------------------------------
                                                                          1995             1994             1993
                                                                      ----------        ----------       -----------
                Maintenance and repairs                               $  204,878        $  238,893        $  238,163
                                                                      ==========        ==========        ==========

                Taxes, other than income and payroll taxes            $  268,757        $  258,369        $  265,331
                                                                      ==========        ==========        ==========

                Advertising                                           $  152,727        $  157,998        $   95,211
                                                                      ==========        ==========        ==========

                Depreciation of property, plant and equipment         $3,429,925        $3,315,438        $3,468,602
                                                                      ==========        ==========        ==========

                Amortization of intangible assets                     $5,344,582        $5,873,556        $5,884,206
                                                                      ==========        ==========        ==========

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

    Glenn R. Jones           66    Chairman of the Board and Chief Executive Officer
    Derek H. Burney          56    Vice Chairman of the Board
    James B. O'Brien         46    President and Director
    Ruth E. Warren           46    Group Vice President/Operations
    Kevin P. Coyle           44    Group Vice President/Finance
    Christopher J. Bowick    40    Group Vice President/Technology
    George H. Newton         61    Group Vice President/Telecommunications
    Timothy J. Burke         45    Group Vice President/Taxation/Administration
    Raymond L. Vigil         49    Group Vice President/Human Resources and Director
    Cynthia A. Winning       44    Group Vice President/Marketing
    Elizabeth M. Steele      44    Vice President/General Counsel/Secretary
    Larry W. Kaschinske      36    Controller
    Robert E. Cole           63    Director
    William E. Frenzel       67    Director
    Donald L. Jacobs         57    Director
    James J. Krejci          54    Director
    John A. MacDonald        42    Director
    Raphael M. Solot         62    Director
    Daniel E. Somers         48    Director
    Howard O. Thrall         48    Director
    Robert B. Zoellick       42    Director


         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

         Mr. Derek H. Burney was appointed a Director of the General Partner on December 20, 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

         Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

         Mr. George H. Newton joined the General Partner in January 1996 as Group Vice President/Telecommunications. Prior to joining the General Partner, Mr. Newton was President of his own consulting business, Clear Solutions, and since 1994 Mr. Newton has served as a Senior Advisor to Bell Canada International. From 1990 to 1993, Mr. Newton served as the founding Chief Executive Officer and Managing Director of Clear Communications, New Zealand, where he established an alternative telephone company in New Zealand. From 1964 to 1990, Mr. Newton held a wide variety of operational and business assignments with Bell Canada International.

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

         Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. Robert E. Cole was appointed a Director of the General Partner in March 1996. Mr. Cole is currently self-employed as a partner of First Variable Insurance Marketing and is responsible for marketing to National Association of Securities Dealers, Inc. firms in northern California, Oregon, Washington and Alaska. From 1993 to 1995, Mr. Cole was the Director of Marketing for Lamar Life Insurance Company; from 1992 to 1993, Mr. Cole was Senior Vice President of PMI Inc., a third party lender serving the special needs of Corporate Owned Life Insurance (COLI) and from 1988 to 1992, Mr. Cole was the principal and co-founder of a specialty investment banking firm that provided services to finance the ownership and growth of emerging companies, productive assets and real property. Mr. Cole is a Certified Financial Planner and a former United States Naval Aviator.

         Mr. William E. Frenzel was appointed a Director of the General Partner on April 11, 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

         Mr. Donald L. Jacobs was appointed a Director of the General Partner on April 11, 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW. During his career, Mr. Jacobs served on several corporate, professional and civic boards.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of Jones Futurex, Inc., a subsidiary of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, and several of its subsidiaries engaged in the provision of telecommunications services until leaving the General Partner in May 1994. Mr. Krejci has been a Director of the General Partner since August 1987.

         Mr. John A. MacDonald was appointed a Director of the General Partner on November 8, 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc. Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

         Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney licensed to practice law in the State of Colorado. Mr. Solot has practiced law in the State of Colorado as a sole practitioner since obtaining his Juris Doctor degree from the University of Colorado in 1964.

         Mr. Daniel E. Somers was initially appointed a Director of the General Partner on December 20, 1994. Mr. Somers resigned as a Director on December 31, 1995, at the time he was elected Chief Executive Officer of Bell Cablemedia. Mr. Somers was reinstated as a Director of the General Partner on February 2, 1996. From January 1992 to January 1995, Mr. Somers worked as senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Mr. Somers currently serves as Chief Executive Officer of Bell Cablemedia. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Howard O. Thrall was appointed a Director of the General Partner on March 6, 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Since September 1993, Mr. Thrall has served as Vice President of Sales, Asian Region, for World Airways, Inc. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also a management and international marketing consultant, having completed assignments with First National Net, Inc., Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners.

         Mr. Robert B. Zoellick was appointed a Director of the General Partner on April 11, 1995. Mr. Zoellick is Executive Vice President, General Counsel and Corporate Secretary of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany and the Overseas Development Council.

         Christopher J. Bowick, Cynthia A. Winning and Larry W. Kaschinske are executive officers of the General Partner; Raymond L. Vigil is an executive officer and a director of the General Partner; and Derek H. Burney, John A. MacDonald and Daniel E. Somers are directors of the General Partner. Reports by these persons with respect to the ownership of limited partnership interests in the Partnership required by Section 16(a) of the Securities Exchange Act of 1934, as amended, were not filed within the required time. None of these individuals own any limited partnership interests in the Partnership.

                         ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate the Systems. Such personnel are employed by the General Partner and, the cost of such employment is charged by the General Partner to the Partnership or the Venture as a direct reimbursement item. See Item 13.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Partnership and the Venture. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership and the Venture from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership or the Venture from unaffiliated parties.

         The General Partner charges a management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

         The General Partner also advances funds and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

         The Systems receives stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the General Partner, for fees based upon the number of subscribers receiving the programming.

         Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Systems. In consideration, the revenues generated from the third parties are shared between

PIN and the Venture. During the year ended December 31, 1995, the Partnership received revenues from PIN of $77,790, and the Venture received revenues from PIN of $23,430.

         The charges to the Partnership and to the Venture for related party transactions are as follows for the periods indicated:

                                                         At December 31,
                                            --------------------------------------
Cable TV Fund 14-A                              1995          1994         1993
- ------------------                              ----          ----         ----
Management fees                             $2,204,740    $2,022,113    $1,945,823
Allocation of expenses                       3,170,917     3,105,440     2,737,532
Interest expense                                23,107        43,708         1,069
Amount of advances outstanding                 887,215       706,579        58,974
Highest amount of advances outstanding         887,215     1,004,121       457,354
Programming fees:
         Superaudio                             54,644        51,858        50,655
         Mind Extension University              61,431        51,389        32,659
         Jones Computer Network                 65,248        21,344           -0-


                                                        At December 31,
                                            --------------------------------------
Cable TV Fund 14-A/B Venture                    1995          1994         1993
- ----------------------------                    ----          ----         ----
Management fees                             $1,173,475    $1,109,176    $1,103,448
Allocation of expenses                       1,654,736     1,668,114     1,598,120
Interest expense                               155,659           960         2,361
Amount of advances outstanding               2,206,959       354,179        57,920
Highest amount of advances outstanding       2,206,959       354,179       125,873
Programming fees:
         Superaudio                             30,171        30,631        30,018
         Mind Extension University              32,268        27,751        17,451
         Jones Computer Network                    -0-         5,694           -0-

                                    PART IV.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

3.            The following exhibits are filed herewith.

   4.1        Limited Partnership Agreements for Cable TV Fund 14-A, Ltd. (1)

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

   10.1.4 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Cooper City, Florida (Fund 14-A/B).(10)

   10.1.5 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Dania, Florida (Fund 14-A/B). (3)

   10.1.6 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Davie, Florida (Fund 14-A/B). (3)

   10.1.7 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Hollywood Seminole Indian Reservation, Florida (Fund 14-A/B). (2)

   10.1.8 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Immokalee Seminole Indian Reservation, Florida (Fund 14-A/B). (2)

   10.1.9 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Lauderdale Lakes, Florida (Fund 14-A/B). (3)

   10.1.10 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Bement, Illinois (Fund 14-A). (5)

   10.1.11 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Cerro Gordo, Illinois (Fund 14-A). (4)

   10.1.12 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Chanute Air Force Base, Illinois (Fund 14-A). (4)

   10.1.13 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Chatsworth, Illinois (Fund 14-A). (4)

   10.1.14 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Chenoah, Illinois (Fund 14-A). (4)

   10.1.15 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Clinton, Illinois (Fund 14-A). (4)

   10.1.16 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Dupage, Illinois (Fund 14-A). (1)

   10.1.17 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Fairbury, Illinois (Fund 14-A). (4)

   10.1.18 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Farmer City, Illinois (Fund 14-A). (10)

   10.1.19 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Forest, Illinois (Fund 14-A). (4)

   10.1.20 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Gibson City, Illinois (Fund 14-A). (4)

   10.1.21 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Leroy, Illinois (Fund 14-A). (4)

   10.1.22 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Monticello, Illinois (Fund 14-A). (4)

   10.1.23 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Naperville, Illinois (Fund 14-A). (1)

   10.1.24 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Pesotum, Illinois (Fund 14-A). (4)

   10.1.25 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Rantoul, Illinois (Fund 14-A). (4)

   10.1.26 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Thomasborough, Illinois (Fund 14-A). (9)

   10.1.27 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Tolono, Illinois (Fund 14-A).(10)

   10.1.28 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Will, Illinois (Fund 14-A). (1)

   10.1.29 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Calvert, Maryland (Fund 14-A). (1)

   10.1.30 Copy of a franchise and related documents thereto granting a community antenna television system franchise for St. Mary's County, Maryland (Fund 14-A). (5)

   10.1.31 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Southern Anne Arundel County, Maryland (Fund 14-A). (1)

   10.1.32 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Albertville, Minnesota (Fund 14-A). (1)

   10.1.33 Copy of a franchise and related documents thereto granting a community antenna television system franchise for City of Big Lake, Minnesota (Fund 14-A). (1)

   10.1.34 Copy of Ordinance No. 1200 dated 3/5/90 relating to the City of Big Lake franchise (Fund 14- A). (5)

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

   10.1.45 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Hassan, Minnesota (Fund 14-A). (2)

   10.1.46 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Maple Lake, Minnesota (Fund 14-A). (1)

   10.1.47 Copy of Ordinance No. 38 dated 3/5/90 relating to the City of Maple Lake franchise (Fund 14- A). (5)

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

   10.1.58 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Buena Vista, New Jersey (Fund 14-A). (1)

   10.1.49 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Borough of Chesilhurst, New Jersey (Fund 14-A). (1)

   10.1.60 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Borough of Folsom, New Jersey (Fund 14-A). (1)

   10.1.61 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Monroe, New Jersey (Fund 14-A). (1)

   10.1.62 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Washington, New Jersey (Fund 14-A). (1)

   10.1.63 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Waterford, New Jersey (Fund 14-A). (1)

   10.1.64 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Winslow, New Jersey (Fund 14-A). (1)

   10.1.65 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Georgetown, South Carolina (Fund 14-B). (5)

   10.2.1 Credit Agreement dated as of July 21, 1994 among Cable TV Fund 14-A and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A) (9)

   10.2.2 Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (6)

   10.2.3 First Letter Amendment dated June 11, 1990 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (6)

   10.2.4 Second Letter Amendment dated May 28, 1992 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (6)

   10.2.5 Third Letter Amendment dated June 30, 1994 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (9)

   10.3.1 Purchase and Sale Agreement dated as of March 31, 1988 by and between Cable TV Fund 14- A/B Venture as Buyer and Jones Intercable, Inc. as Seller. (Fund 14-A/B) (7)

   10.3.2 Purchase and Sale Agreement dated as of May 30, 1991, by and between Jones Intercable, Inc. and Fund 14-A. (Fund 14-A) (8)

   10.3.3 Asset Purchase Agreement dated as of March 28, 1996, between Cable TV Fund 14-A, Ltd. and Lenfest Atlantic, Inc.

   27         Financial Data Schedule

- ----------

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

   (5) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1992.

   (6) Incorporated by reference from Registrants' Reports on Form 8-K dated March 31, 1993 (Commission File Nos. 0-15378 and 0-16200)

   (7) Incorporated by reference from Registrants' Reports on Form 8-K dated March 31, 1988 (Commission File Nos. 0-15378 and 0-16200)

   (8) Incorporated by reference from Fund 14-A's Report on Form 8-K dated June 12, 1991 (Commission File No. 0-15378).

   (9) Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended December 31, 1994 of Jones Intercable, Inc. (Commission File No. 1-9953)

  (10) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1994 (Commission File No. 0-15378)

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

                                             CABLE TV FUND 14-A, LTD.
                                             a Colorado limited partnership
                                             By: Jones Intercable, Inc.

                                             By: /s/ Glenn R. Jones
                                                 -------------------------------
                                                 Glenn R. Jones
                                                 Chairman of the Board and Chief
Dated:        March 25, 1996                     Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          By: /s/ Glenn R. Jones
                                              -------------------------------
                                              Glenn R. Jones
                                              Chairman of the Board and Chief
                                              Executive Officer
Dated:     March 25, 1996                     (Principal Executive Officer)

                                          By: /s/ Kevin P. Coyle
                                              -------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
Dated:     March 25, 1996                     (Principal Financial Officer)

                                          By: /s/ Larry Kaschinske
                                              -------------------------------
                                              Larry Kaschinske
                                              Controller
Dated:     March 25, 1996                     (Principal Accounting Officer)

                                          By: /s/ James B. O'Brien
                                              -------------------------------
                                              James B. O'Brien
Dated:     March 25, 1996                     President and Director

                                          By: /s/ Raymond L. Vigil
                                              -------------------------------
                                              Raymond L. Vigil
Dated:     March 25, 1996                     Group Vice President and Director


                                          By: /s/ Derek H. Burney
                                              -------------------------------
                                              Derek H. Burney
Dated:     March 25, 1996                     Director

                                             By:
                                                     ---------------------------
                                                     Robert E. Cole
Dated:                                               Director

                                             By:     /s/  William E. Frenzel
                                                     ---------------------------
                                                     William E. Frenzel
Dated:        March 25, 1996                         Director

                                             By:     /s/  Donald L. Jacobs
                                                     ---------------------------
                                                     Donald L. Jacobs
Dated:        March 25, 1996                         Director

                                             By:     /s/  James J. Krejci
                                                     ---------------------------
                                                     James J. Krejci
Dated:        March 25, 1996                         Director

                                             By:     /s/  John A. MacDonald
                                                     ---------------------------
                                                     John A. MacDonald
Dated:        March 25, 1996                         Director

                                             By:
                                                     ---------------------------
                                                     Raphael M. Solot
Dated:                                               Director

                                             By:     /s/  Daniel E. Somers
                                                     ---------------------------
                                                     Daniel E. Somers
Dated:        March 25, 1996                         Director

                                             By:     /s/  Howard O. Thrall
                                                     ---------------------------
                                                     Howard O. Thrall
Dated:        March 25, 1996                         Director

                                             By:     /s/  Robert B. Zoellick
                                                     ---------------------------
                                                     Robert B. Zoellick
Dated:        March 25, 1996                         Director


(21602)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                                 PAGE
- ------                        -------------------                                 ----


   4.1        Limited Partnership Agreements for Cable TV Fund 14-A, Ltd. (1)

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

   10.1.4 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Cooper City, Florida (Fund 14-A/B). (10)

   10.1.5 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Dania, Florida
              (Fund 14-A/B). (3)

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                                 PAGE
- ------                        -------------------                                 ----


   10.1.14 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Chenoah, Illinois (Fund 14-A). (4)

   10.1.15 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Clinton, Illinois (Fund 14-A). (4)

   10.1.16 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Dupage, Illinois (Fund 14-A). (1)

   10.1.17 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Fairbury, Illinois (Fund 14-A). (4)

   10.1.18 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Farmer City, Illinois (Fund 14-A). (10)

   10.1.19 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Forest, Illinois (Fund 14-A). (4)

   10.1.20 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Gibson City, Illinois (Fund 14-A). (4)

   10.1.21 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Leroy, Illinois (Fund 14-A). (4)

   10.1.22 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Monticello, Illinois (Fund 14-A). (4)

   10.1.23 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Naperville, Illinois (Fund 14-A). (1)

   10.1.24 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Pesotum, Illinois (Fund 14-A). (4)

   10.1.25 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Rantoul, Illinois (Fund 14-A). (4)

   10.1.26 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Thomasborough, Illinois (Fund 14-A). (9)

   10.1.27 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Tolono, Illinois (Fund 14-A). (10)

   10.1.28 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Will, Illinois (Fund 14-A). (1)

   10.1.29 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Calvert, Maryland (Fund 14-A). (1)

   10.1.30 Copy of a franchise and related documents thereto granting a community antenna television system franchise for St. Mary's
              County, Maryland (Fund 14-A). (5)

   10.1.31 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Southern Anne
              Arundel County, Maryland (Fund 14-A). (1)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                                 PAGE
- ------                        -------------------                                 ----


   10.1.32 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Albertville, Minnesota (Fund 14-A). (1)

   10.1.33 Copy of a franchise and related documents thereto granting a community antenna television system franchise for City of Big
              Lake, Minnesota (Fund 14-A). (1)

   10.1.34    Copy of Ordinance No. 1200 dated 3/5/90 relating to the City of
              Big Lake franchise (Fund 14- A). (5)

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

   10.1.44    Copy of Ordinance No. 90-3 dated 2/26/90 relating to the City of
              Elk River franchise (Fund 14-A). (5)

   10.1.45 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Hassan, Minnesota (Fund 14-A). (2)

   10.1.46 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Maple Lake, Minnesota (Fund 14-A). (1)

   10.1.47    Copy of Ordinance No. 38 dated 3/5/90 relating to the City of
              Maple Lake franchise (Fund 14- A). (5)

   10.1.48 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Monticello, Minnesota (Fund 14-A). (1)

   10.1.49    Copy of Ordinance No. 183 dated 2/26/90 relating to the City of
              Monticello franchise (Fund 14-A). (5)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                                 PAGE
- ------                        -------------------                                 ----


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

   10.1.58 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Buena Vista, New Jersey (Fund 14-A). (1)

   10.1.49 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Borough of Chesilhurst, New Jersey (Fund 14-A). (1)

   10.1.60 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Borough of Folsom, New Jersey (Fund 14-A). (1)

   10.1.61 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Monroe, New Jersey (Fund 14-A). (1)

   10.1.62 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Washington, New Jersey (Fund 14-A). (1)

   10.1.63 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Waterford, New Jersey (Fund 14-A). (1)

   10.1.64 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Winslow, New Jersey (Fund 14-A). (1)

   10.1.65 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Georgetown, South Carolina (Fund 14-B). (5)

   10.2.1     Credit Agreement dated as of July 21, 1994 among Cable TV Fund
              14-A and The Bank of Nova Scotia, as agent for various lenders.
              (Fund 14-A) (9)

   10.2.2     Credit Agreement dated as of September 30, 1988 among Cable TV
              Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (6)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                                 PAGE
- ------                        -------------------                                 ----



   10.2.3 First Letter Amendment dated June 11, 1990 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund
              14-A/B) (6)

   10.2.4 Second Letter Amendment dated May 28, 1992 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund
              14-A/B) (6)

   10.2.5 Third Letter Amendment dated June 30, 1994 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund
              14-A/B) (9)

   10.3.1 Purchase and Sale Agreement dated as of March 31, 1988 by and between Cable TV Fund 14- A/B Venture as Buyer and Jones
              Intercable, Inc. as Seller. (Fund 14-A/B) (7)

   10.3.2 Purchase and Sale Agreement dated as of May 30, 1991, by and between Jones Intercable, Inc. and Fund 14-A. (Fund 14-A) (8)

   10.3.3     Asset Purchase Agreement dated as of March 29, 1995, between Cable
              TV Fund 14-A, Ltd. and Lenfest Atlantic, Inc.

   27         Financial Data Schedule

- ----------

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

   (5) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1992.

   (6) Incorporated by reference from Registrants' Reports on Form 8-K dated March 31, 1993 (Commission File Nos. 0-15378 and 0-16200)

   (7) Incorporated by reference from Registrants' Reports on Form 8-K dated March 31, 1988 (Commission File Nos. 0-15378 and 0-16200)

   (8) Incorporated by reference from Fund 14-A's Report on Form 8-K dated June 12, 1991 (Commission File No. 0-15378).

   (9) Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended December 31, 1994 of Jones Intercable, Inc.
              (Commission File No. 1-9953)

  (10)        Incorporation by reference from Registrant's Annual Report on
              Form 10-K for fiscal year ended December 31, 1994 (Commission
              File No. 0-15378).