Form 10-Q
period 1996-03-31
CABLE TV FUND 14-A LTD
filed 1996-05-15
CIK 810334

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996.
                               --------------
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

                        Commission File Number 0-15378

                           CABLE TV FUND 14-A, LTD.
- --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             #84-1024657
- --------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D. #

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

Yes    X                                                              No
    -------                                                              -------

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                          March 31,    December 31,
                          ASSETS                                            1996           1995
                          ------                                          ---------    ------------

CASH                                                                    $    529,057   $    293,179

TRADE RECEIVABLES, less allowance for doubtful receivables of
  $113,665 and $75,209 at March 31, 1996 and December 31, 1995,
  respectively                                                             1,208,074      1,328,715

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                 129,915,165    128,171,454
  Less- accumulated depreciation                                         (70,475,905)   (67,771,303)
                                                                        ------------   ------------

                                                                          59,439,260     60,400,151
  Franchise costs and other intangible assets, net of
    accumulated amortization of $36,103,990 at
    March 31, 1996 and $35,205,293 at
    December 31, 1995, respectively                                       14,484,280     15,382,977
  Investment in cable television joint venture                             4,557,075      4,779,072
                                                                        ------------   ------------

                     Total investment in cable television properties      78,480,615     80,562,200

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                              933,737        716,744
                                                                        ------------   ------------

                     Total assets                                       $ 81,151,483   $ 82,900,838
                                                                        ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                            March 31,    December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                   1996           1995
- ------------------------------------------------------------------------  ------------   ------------
LIABILITIES:
  Debt                                                                    $ 80,651,030   $ 80,726,793
  Accounts payable - General Partner                                         2,349,856        887,215
  Trade accounts payable and accrued liabilities                             1,843,131      2,774,638
  Subscriber prepayments                                                       135,728        133,035
                                                                          ------------   ------------

                     Total liabilities                                      84,979,745     84,521,681
                                                                          ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                          1,000          1,000
    Accumulated deficit                                                       (725,514)      (703,440)
                                                                          ------------   ------------

                                                                              (724,514)      (702,440)
                                                                          ------------   ------------

  Limited Partners-
    Net contributed capital (160,000 units outstanding at
      March 31, 1996 and December 31, 1995)                                 68,722,000     68,722,000
    Accumulated deficit                                                    (71,825,748)   (69,640,403)
                                                                          ------------   ------------

                                                                            (3,103,748)      (918,403)
                                                                          ------------   ------------

                     Total liabilities and partners' capital (deficit)    $ 81,151,483   $ 82,900,838
                                                                          ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                                  For the Three Months Ended
                                                                           March 31,
                                                                  --------------------------
                                                                     1996           1995
                                                                  -----------    -----------
REVENUES                                                          $11,455,731    $10,518,379

COSTS AND EXPENSES:
  Operating expenses                                                6,952,930      6,528,527
  Management fees and allocated overhead from General Partner       1,351,776      1,334,350
  Depreciation and amortization                                     3,669,752      3,650,089
                                                                  -----------    -----------

OPERATING LOSS                                                       (518,727)      (994,587)
                                                                  -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                 (1,460,881)    (1,532,604)
  Other, net                                                           (5,814)          (857)
                                                                  -----------    -----------

                     Total other income (expense)                  (1,466,695)    (1,533,461)
                                                                  -----------    -----------

LOSS BEFORE EQUITY IN NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                                                    (1,985,422)    (2,528,048)

EQUITY IN NET LOSS OF CABLE TELEVISION JOINT VENTURE                 (221,997)      (184,496)
                                                                  -----------    -----------

NET LOSS                                                          $(2,207,419)   $(2,712,544)
                                                                  ===========    ===========

ALLOCATION OF NET LOSS:
  General Partner                                                 $   (22,074)   $   (27,125)
                                                                  ===========    ===========

  Limited Partners                                                $(2,185,345)   $(2,685,419)
                                                                  ===========    ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                             $    (13.66)   $    (16.78)
                                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                   160,000        160,000
                                                                  ===========    ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                             For the Three Months Ended
                                                                                     March 31,
                                                                             --------------------------
                                                                                1996           1995
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(2,207,419)   $(2,712,544)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                            3,669,752      3,650,089
      Equity in net loss of cable television joint venture                       221,997        184,496
      Amortization of interest rate protection contract                                -          4,167
      Increase (decrease) in advances from General Partner                     1,462,641       (706,579)
      Decrease in trade receivables                                              120,641        141,353
      Increase in deposits, prepaid expenses and deferred charges               (283,446)       (57,168)
      Decrease in trade accounts payable and accrued liabilities and
        subscriber prepayments                                                  (928,814)      (842,533)
                                                                             -----------    -----------

                     Net cash provided by (used in) operating activities       2,055,352       (338,719)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                     (1,743,711)    (1,275,612)
                                                                             -----------    -----------

                     Net cash used in investing activities                    (1,743,711)    (1,275,612)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     3,546,885      1,600,000
  Repayment of debt                                                           (3,622,648)       (64,810)
                                                                             -----------    -----------

                     Net cash provided by (used in) financing activities         (75,763)     1,535,190
                                                                             -----------    -----------

Increase (decrease) in cash                                                      235,878        (79,141)

Cash, beginning of period                                                        293,179        426,979
                                                                             -----------    -----------

Cash, end of period                                                          $   529,057    $   347,838
                                                                             ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                              $ 1,817,501    $ 1,435,149
                                                                             ===========    ===========

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at March 31, 1996 and December 31, 1995 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving the areas in and around Turnersville, New Jersey; Buffalo, Minnesota; Naperville, Illinois; Calvert County, Maryland; and certain communities in Central Illinois. In addition, the Partnership owns a 27 percent interest in the Cable TV Fund 14-A/B Venture (the "Venture"). The Venture owns and operates the cable television system serving certain areas in Broward County, Florida (the "Broward County System").

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1996 and 1995 (excluding the Partnership's interest in the Venture) were $572,786 and $525,919, respectively.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three month periods ended March 31, 1996 and 1995 (excluding the Partnership's interest in the Venture) were $778,990 and $808,431, respectively.

(3) In March 1996, the Partnership entered into an agreement to sell the Turnersville System to an unaffiliated party for a sales price totaling approximately $84,500,000, subject to closing adjustments that potentially could reduce the sales price to $80,500,000. Closing of this sale is expected to occur in the second half of 1996. Upon the consummation of the proposed sale of the Turnersville System, the Partnership will make a distribution of at least $20,000,000 of the net sales proceeds to its limited partners, repay any amounts due to the General Partner and, as required under the terms of the Partnership's credit facility, the balance will be used to repay a portion of the Partnership's bank indebtedness. Because this distribution will not return 125 percent of the amount initially contributed to the Partnership by the limited partners, the General Partner will not receive a distribution on the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, will receive a brokerage fee of 2.5 percent of the sales price for acting as a broker in this transaction. Because the Turnersville System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership is required to approve this sale.

(4) Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(4)  Financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                March 31, 1996   December 31, 1995
                                                ---------------  ------------------
              ASSETS
              ------
Cash and accounts receivable                      $  1,537,069        $  1,465,837

Investment in cable television properties           59,572,669          60,613,938

Other assets                                           498,205             367,781
                                                  ------------        ------------

     Total assets                                 $ 61,607,943        $ 62,447,556
                                                  ============        ============

  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------

Debt                                              $ 39,040,842        $ 40,530,652

Payables and accrued liabilities                     5,396,126           3,926,752

Partners' contributed capital                       70,000,000          70,000,000

Accumulated deficit                                (52,829,025)        (52,009,848)
                                                  ------------        ------------

     Total liabilities and partners' capital      $ 61,607,943        $ 62,447,556
                                                  ============        ============

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                               For the Three Months Ended
                                                                        March 31,
                                                               -------------------------
                                                                   1996         1995
                                                               -----------   -----------
Revenues                                                       $ 6,260,965   $ 5,925,887

Operating expenses                                              (3,515,716)   (3,270,576)

Management fees and allocated overhead from General Partner       (735,844)     (738,585)

Depreciation and amortization                                   (2,061,381)   (1,746,181)

Operating income (loss)                                            (51,976)      170,545

Interest expense                                                  (801,691)     (852,720)

Other, net                                                          34,490         1,259
                                                               -----------   -----------

     Net loss                                                  $  (819,177)  $  (680,916)
                                                               ===========   ===========

     Management fees and reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $311,798 and $424,046, respectively, for the three month period ended March 31, 1996, and $296,294 and $442,291, respectively, for the three month period ended March 31, 1995. Management fees and reimbursements paid by the Venture and attributable to the Partnership totaled $84,435 and $114,874, respectively, for the three months ended March 31, 1996, and $80,226 and $119,817, respectively, for the three months ended March 31, 1995.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
- -------------------


The Partnership-

     Capital expenditures totaled approximately $1,744,000 during the first three months of 1996. Approximately 44 percent of the expenditures related to construction of service drops to subscribers' homes. Approximately 26 percent of the expenditures related to new plant construction in all of the Partnership's systems. The remainder of the expenditures was for various enhancements in all of the Partnership's systems. These expenditures were funded primarily from cash generated from operations and borrowings under the Partnership's revolving credit facility.

     Budgeted capital expenditures for the remainder of 1996 are approximately $7,800,000. Approximately 40 percent of the total capital expenditures will be used for new plant construction in all of the Partnership's systems. Approximately 37 percent will relate to construction of service drops to subscribers' homes. The remainder of the anticipated expenditures are for various enhancements in all of the Partnership's systems. Funding for the improvements is expected to come from cash on hand, cash generated from operations, and, in its discretion, advances from the General Partner.

     In March 1996, the Partnership entered into an agreement to sell its Turnersville, New Jersey cable television system (the "Turnersville System") to an unaffiliated party for a sales price totaling approximately $84,500,000, subject to closing adjustments that potentially could reduce the sales price to $80,500,000. Closing of this sale is expected to occur in the second half of 1996. Upon the consummation of the proposed sale of the Turnersville System, the Partnership will make a distribution of at least $20,000,000 of the net sales proceeds to its limited partners, repay any amounts due to the General Partner and, as required under the terms of the Partnership's credit facility, the balance will be used to repay a portion of the Partnership's bank indebtedness. Because this distribution will not return 125 percent of the amount initially contributed to the Partnership by the limited partners, the General Partner will not receive a distribution on the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, will receive a brokerage fee of 2.5 percent of the sales price for acting as a broker in this transaction. Because the Turnersville System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership is required to approve this sale.

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

     During July 1994, the Partnership entered into an $80,000,000 revolving credit facility. At March 31, 1996, the maximum amount available was outstanding under this agreement. The revolving credit facility converts to a term loan on September 30, 1996, at which time the then-outstanding balance is payable in quarterly installments through March 31, 2002. Payments due during 1996 total $2,000,000 and will be funded from cash on hand, cash generated from operations and proceeds from the sale of the Turnersville System. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent or the Certificate of Deposit Rate plus 1-3/8 percent or the London Interbank Offered Rate plus 1-1/4 percent.

     Because the balance on the Partnership's credit facility is at its maximum of $80,000,000, the Partnership will need to rely on cash on hand, cash generated from operations and, in its discretion, advances from the General Partner, to meet its anticipated liquidity and capital needs. Upon the sale of the Partnership's Turnersville System, the Partnership will repay a portion of the balance outstanding on its credit facility and advances to the General Partner. This reduction in debt will provide liquidity and the Partnership should have sufficient sources of capital to meet its anticipated operating needs.

     In addition to those systems owned directly by it, the Partnership owns a 27 percent interest in the Venture. The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $221,997 compared to the December 31, 1995 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture during the first quarter of 1996.

The Venture-

     For the three months ended March 31, 1996, the Venture generated net cash from operating activities totaling $3,031,384, which is available to fund capital expenditures and non-operating costs. During the first three months of 1996, capital expenditures in the Venture-owned Broward County System totaled approximately $1,468,000. Approximately 53 percent of these expenditures related to service drops to homes. Approximately 37 percent of these expenditures related to new plant construction. The remainder of the expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $3,201,000. Approximately 35 percent will relate to new plant construction. Approximately 32 percent will relate to service drops to homes. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.

     The balance outstanding on the Venture's term loan at March 31, 1996 was $38,902,968. The term loan is payable in quarterly installments which began March 31, 1993 and is payable in full by December 31, 1999. Installments paid during the first quarter of 1996 totaled $877,500. Installments due during the remainder of 1996 total $2,632,500. Funding for these installments is expected to come from cash on hand, cash generated from operations and, in its discretion, advances from the General Partner. The Venture will attempt to amend its credit facility in 1996 to provide additional liquidity. Interest is at the Venture's option of Prime plus 1/4 percent, the London Interbank Offered Rate plus 1-1/4 percent or the Certificate of Deposit Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of March 31, 1996 and 1995 were 6.63 percent and 7.85 percent, respectively.

     Because the Venture's credit facility is now a term loan, the Venture will rely on cash generated from operations and, in its discretion, advances from the General Partner for its liquidity needs until its credit facility is amended.

REGULATION AND LEGISLATION
- --------------------------

     The Partnership has filed cost-of-service showings in response to rulemakings concerning the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") for its Turnersville, New Jersey; Buffalo, Minnesota; Naperville, Illinois and Calvert County, Maryland systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

     The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the Cable Communications Policy Act of 1984 and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

     Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

     It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership and Venture in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership and Venture.


RESULTS OF OPERATIONS
- ---------------------

The Partnership-

     Revenues of the Partnership increased $937,352, or approximately 9 percent, to $11,455,731 for the first quarter of 1996 from $10,518,379 for the first quarter of 1995. An increase in the subscriber base accounted for approximately 48 percent of the increase, basic service rate adjustments accounted for approximately 15 percent of the increase and an increase in advertising sales revenue accounted for approximately 7 percent of the increase in revenues. The number of basic subscribers increased 6,407, or approximately 6 percent, to 106,512 at March 31, 1996 from 100,105 at March 31, 1995. No other individual factor was significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $424,403, or approximately 7 percent, to $6,952,930 for the quarter ended March 31, 1996 from $6,528,527 for the quarter ended March 31, 1995. Operating expenses represented 61 percent of revenue in 1996 compared to 62 percent in 1995. Increases in programming fees, personnel related costs and advertising sales costs primarily accounted for the increase in operating expenses. This increase was due, in part, to the increase in the subscriber base and the increase in advertising sales activity. No other individual factor was significant to the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $17,426, or approximately 1 percent, to $1,351,776 for the three month period ended March 31, 1996 from $1,334,350 for the three month period ended March 31, 1995. The increase is due to the increase in revenues, upon which such management fees are based.

     Depreciation and amortization expense increased $19,663, or approximately 1 percent, to $3,669,752 for the three month period ended March 31, 1996 from $3,650,089 for the three month period ended March 31, 1995. This increase was due to capital additions in 1995.

     Operating loss decreased $475,860, or approximately 48 percent, to $518,727 for the three month period ended March 31, 1996 from $994,587 for the three month period ended March 31, 1995 due primarily to the increase in revenues exceeding the increases in operating expenses, depreciation and amortization expense and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $495,523, or approximately 19 percent, to $3,151,025 for the three months ended March 31, 1996 from $2,655,502 for the similar period in 1995. This increase is due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $71,723, or approximately 5 percent, to $1,460,881 for the three months ended March 31, 1996 from $1,532,604 for the comparable 1995 period due primarily to lower effective interest rates on interest bearing obligations.

     Loss before equity in net loss of cable television joint venture decreased $542,626, or approximately 21 percent, to $1,985,422 for the three months ended March 31, 1996 from $2,528,048 for the comparable 1995 period due to the factors discussed above and are expected to continue.

     In addition to the systems owned exclusively by the it, the Partnership owns a 27 percent interest in the Venture.

The Venture-

     Revenues of the Venture's Broward County System increased $335,078, or approximately 6 percent, to $6,260,965 for the three months ended March 31, 1996, from $5,925,887 for the comparable 1995 period. Basic service rate adjustments accounted for approximately 53 percent of the increases in revenue. The number of basic subscribers totaled 50,965 at March 31, 1996 compared to 48,876 at March 31, 1995, an increase of 2,089, or approximately 4 percent. This increase in basic subscribers accounted for approximately 44 percent of the increases in revenue. No other individual factor significantly affected the increase in revenues.

     Operating expense increased $245,140, or approximately 7 percent, to $3,515,716 for the three months ended March 31, 1996 from $3,270,576 for the comparable 1995 period. Operating expenses represented 56 percent of revenue in 1996, compared to 55 percent in 1995. The increase in operating expenses was due primarily to increases in programming fees and marketing expenses. No other individual factor significantly affected the increase in operating expense.

     Management fees and allocated overhead from Jones Intercable, Inc. decreased $2,741, or less than 1 percent, to $735,844 for the three months ended March 31, 1996 from $738,585 for the comparable 1995 period primarily due to a decrease in allocated expenses from the General Partner.

     Depreciation and amortization expense increased $315,200, or approximately 18 percent, to $2,061,381 for the three months ended March 31, 1996 from $1,746,181 for the comparable 1995 period. The increase in depreciation and amortization expense was attributable to capital additions to the Venture's asset base.

      For the three months ended March 31, 1996, the Venture had an operating loss of $51,976 compared to operating income of $170,545 for the three months ended March 31, 1995. This change was due to the increases in operating, depreciation and amortization expenses and management fees and allocated overhead from Intercable exceeding the increase in revenues.

      Operating income before depreciation and amortization expense increased $92,679, or approximately 5 percent, to $2,009,405 for the three months ended March 31, 1996 from $1,916,726 for the comparable 1995 period due to the increase in revenue exceeding the increase in operating expenses and management fees and allocated overhead from the General Partner.

      Interest expense decreased $51,029, or approximately 6 percent, to $801,691 for the three months ended March 31, 1996 from $852,720 for the comparable 1995 period due to lower effective interest rates and lower outstanding balances on interest bearing obligations.

      Net loss increased $138,261, or approximately 20 percent, to $819,177 for the three months ended March 31, 1996 from $680,916 for the comparable 1995 period. These losses were primarily the result of the factors discussed above.

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


                                          CABLE TV FUND 14-A, LTD.
                                          BY: JONES INTERCABLE, INC., LTD.
                                              General Partner



                                          By: /S/ Kevin P. Coyle
                                              --------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated: May 13, 1996