Form 10-Q
period 1996-06-30
CABLE TV FUND 14-A LTD
filed 1996-08-14
CIK 810334

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996.
                               --------------
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to              .
                              ----------------   --------------

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

                                (303) 792-3111
                      -----------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                No
   -------                                                                ------

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                          June 30,     December 31,
                          ASSETS                                            1996           1995
                          ------                                        -------------  ------------

CASH                                                                    $    311,076   $    293,179

TRADE RECEIVABLES, less allowance for doubtful receivables
  of $210,160 and $75,209 at June 30, 1996 and December 31, 1995,
    respectively                                                           1,110,151      1,328,715

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                 132,776,549    128,171,454
  Less- accumulated depreciation                                         (73,111,250)   (67,771,303)
                                                                        ------------   ------------

                                                                          59,665,299     60,400,151

  Franchise costs and other intangible assets, net of accumulated amortization of $37,002,686 and $35,205,293 at June 30, 1996 and
    December 31, 1995, respectively                                       13,585,584     15,382,977
  Investment in cable television joint venture                             4,409,236      4,779,072
                                                                        ------------   ------------

          Total investment in cable television properties                 77,660,119     80,562,200

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                              800,231        716,744
                                                                        ------------   ------------

          Total assets                                                  $ 79,881,577   $ 82,900,838
                                                                        ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                 June 30,     December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                   1996           1995
     -------------------------------------------              -------------  -------------

LIABILITIES:
  Debt                                                         $ 80,507,741   $ 80,726,793
  Accounts payable - General Partner                              2,256,286        887,215
  Trade accounts payable and accrued liabilities                  2,396,254      2,774,638
  Subscriber prepayments                                            143,054        133,035
                                                               ------------   ------------

          Total liabilities                                      85,303,335     84,521,681
                                                               ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                               1,000          1,000
    Accumulated deficit                                            (741,449)      (703,440)
                                                               ------------   ------------

                                                                   (740,449)      (702,440)
                                                               ------------   ------------

  Limited Partners-
    Net contributed capital (160,000 units outstanding at
       June 30, 1996 and December 31, 1995)                      68,722,000     68,722,000
    Accumulated deficit                                         (73,403,309)   (69,640,403)
                                                               ------------   ------------

                                                                 (4,681,309)      (918,403)
                                                               ------------   ------------

          Total liabilities and partners' capital (deficit)    $ 79,881,577   $ 82,900,838
                                                               ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                           For the Three Months Ended    For the Six Months Ended
                                                    June 30,                     June 30,
                                           --------------------------    ------------------------

                                              1996           1995          1996          1995
                                           -----------    -----------   -----------   -----------

REVENUES                                   $11,734,834    $11,013,420   $23,190,565   $21,531,799

COSTS AND EXPENSES:
  Operating expenses                         6,593,511      6,303,249    13,546,441    12,620,304
  Management fees and allocated
    overhead from General Partner            1,360,323      1,273,784     2,712,099     2,608,134
  Depreciation and amortization              3,563,169      3,645,980     7,232,921     7,296,069
                                           -----------    -----------   -----------   -----------

OPERATING INCOME (LOSS)                        217,831       (209,593)     (300,896)     (992,708)
                                           -----------    -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                          (1,605,558)    (1,406,580)   (3,066,439)   (2,939,184)
  Other, net                                   (57,930)       (48,386)      (63,744)      (49,243)
                                           -----------    -----------   -----------   -----------

          Total other income (expense)      (1,663,488)    (1,454,966)   (3,130,183)   (2,988,427)
                                           -----------    -----------   -----------   -----------

LOSS BEFORE EQUITY IN NET
  LOSS OF CABLE TELEVISION
  JOINT VENTURE                             (1,445,657)    (1,664,559)   (3,431,079)   (3,981,135)

EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                    (147,839)      (357,483)     (369,836)     (542,011)
                                           -----------    -----------   -----------   -----------

NET LOSS                                   $(1,593,496)   $(2,022,042)  $(3,800,915)  $(4,523,146)
                                           ===========    ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                          $   (15,935)   $   (20,220)  $   (38,009)  $   (45,231)
                                           ===========    ===========   ===========   ===========

  Limited Partners                         $(1,577,561)   $(2,001,822)  $(3,762,906)  $(4,477,915)
                                           ===========    ===========   ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                              $(9.86)       $(12.51)      $(23.52)      $(27.99)
                                           ===========    ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                            160,000        160,000       160,000       160,000
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                  For the Six Months Ended
                                                                          June 30,
                                                                 --------------------------

                                                                     1996          1995
                                                                 -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(3,800,915)  $(4,523,146)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                                7,232,921     7,296,069
      Equity in net loss of cable television joint venture           369,836       542,011
      Amortization of interest rate protection contract                    -         8,334
      Increase (decrease) in advances from General Partner         1,369,071      (368,014)
      Decrease in trade receivables                                  218,564       104,275
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                            (179,068)        7,647
      Decrease in trade accounts payable, accrued liabilities
        and subscriber prepayments                                  (368,365)     (736,099)
                                                                 -----------   -----------

          Net cash provided by operating activities                4,842,044     2,331,077
                                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (4,605,095)   (3,860,236)
                                                                 -----------   -----------

          Net cash used in investing activities                   (4,605,095)   (3,860,236)
                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            67,237     2,625,316
  Repayment of debt                                                 (286,289)     (115,998)
                                                                 -----------   -----------

          Net cash provided by (used in) financing activities       (219,052)    2,509,318
                                                                 -----------   -----------

Increase in cash                                                      17,897       980,159

Cash, beginning of period                                            293,179       426,979
                                                                 -----------   -----------

Cash, end of period                                              $   311,076   $ 1,407,138
                                                                 ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $ 2,665,024   $ 3,159,891
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and its Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving the areas in and around Turnersville, New Jersey; Buffalo, Minnesota; Naperville, Illinois; Calvert County, Maryland; and certain communities in Central Illinois. In addition, the Partnership owns a 27 percent interest in Cable TV Fund 14-A/B Venture (the "Venture"). The Venture owns and operates the cable television system serving certain areas in Broward County, Florida (the "Broward County System").

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1996 (excluding the Partnership's interest in the Venture) were $586,742 and $1,159,528, respectively, compared to $550,671 and $1,076,590, respectively, for the similar 1995 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1996 (excluding the Partnership's interest in the Venture) were $773,581 and $1,552,571, respectively, compared to $723,113 and $1,531,544, respectively, for the similar 1995 periods.

     See Note (5) for disclosure of the management fees and allocated overhead and administrative expenses paid by the Venture.

(3) In March 1996, the Partnership entered into an agreement to sell the Turnersville System to an unaffiliated party for a sales price totaling approximately $84,500,000, subject to closing adjustments that potentially could reduce the sales price to $80,500,000. Closing of this sale is expected to occur in January 1997. Upon the consummation of the proposed sale of the Turnersville System, the Partnership will make a distribution of approximately $20,000,000 (or approximately $250 per each $1,000 invested) of the net sales proceeds to its limited partners, repay any amounts due to the General Partner and, as required under the terms of the Partnership's credit facility, the balance will be used to repay a portion of the Partnership's bank indebtedness. Because this distribution will not return 125 percent of the amount initially contributed to the Partnership by the limited partners, the General Partner will not receive a distribution on the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, will receive a brokerage fee of 2.5 percent of the sales price for acting as a broker in this transaction. Because the Turnersville System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership is required to approve this sale.

(4) Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(5)  Financial information regarding the Venture is presented below:

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                 ASSETS                          June 30, 1996    December 31, 1995
                 ------                         --------------    -----------------

Cash and accounts receivable                     $  1,261,922        $  1,465,837

Investment in cable television properties          58,460,768          60,613,938

Other assets                                          445,455             367,781
                                                 ------------        ------------

     Total assets                                $ 60,168,145        $ 62,447,556
                                                 ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                             $ 42,214,258        $ 40,530,652

Payables and accrued liabilities                    1,328,444           3,926,752

Partners' contributed capital                      70,000,000          70,000,000

Accumulated deficit                               (53,374,557)        (52,009,848)
                                                 ------------        ------------

     Total liabilities and partners' capital     $ 60,168,145        $ 62,447,556
                                                 ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                              For the Three Months Ended    For the Six Months Ended
                                                      June 30,                     June 30,
                                              --------------------------    ------------------------
                                                 1996           1995           1996          1995
                                             -------------  -------------  ------------  ------------

Revenues                                      $ 6,272,821    $ 5,767,265   $12,533,786   $11,693,152

Operating expenses                             (3,398,184)    (3,165,205)   (6,913,900)   (6,435,781)

Management fees and allocated overhead to
  General Partner                                (732,724)      (673,011)   (1,468,568)   (1,411,596)

Depreciation and amortization                  (2,059,297)    (2,349,922)   (4,120,678)   (4,096,103)
                                              -----------    -----------   -----------   -----------

Operating income (loss)                            82,616       (420,873)       30,640      (250,328)

Interest expense                                 (690,065)      (899,365)   (1,491,756)   (1,752,085)

Other, net                                         61,917          1,113        96,407         2,372
                                              -----------    -----------   -----------   -----------

          Net loss                            $  (545,532)   $(1,319,125)  $(1,364,709)  $(2,000,041)
                                              ===========    ===========   ===========   ===========

     Management fees paid to the General Partner by the Venture totaled
$313,641 and $626,689, respectively, for the three and six month periods ended June 30, 1996, as compared to $288,364 and $584,658, respectively, for the similar 1995 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $419,083 and $841,879, respectively, for the three and six month periods ended June 30, 1996, compared to $384,647 and $826,938 for the similar 1995 periods. Management fees paid by the Venture and attributable to the Partnership totaled $84,997 and $169,832, respectively, for the three and six months ended June 30, 1996, compared to $78,147 and $158,442, respectively, for the similar 1995 periods.
Reimbursements paid by the Venture and attributable to the Partnership totaled $113,571 and $228,149, respectively, for the three and six months ended June 30, 1996, compared to $104,239 and $224,100, respectively, for the similar 1995 periods.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In addition to the proposed sale of the Turnersville System in January 1997, the General Partner has begun to solicit buyers for certain of the Partnership's other cable television systems, including the Partnership's Naperville, Illinois and Central Illinois systems. There is no assurance as to the timing or terms of any sales.

The Partnership-

     For the six months ended June 30, 1996, the Partnership generated net cash from operating activities totaling $4,842,044, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $4,605,000 during the first six months of 1996. Approximately 38 percent of the expenditures related to new plant construction in all of the Partnership's systems. Approximately 36 percent of the expenditures related to construction of service drops to subscriber's homes. The remainder of the expenditures was for various enhancements in all of the Partnership's systems. These expenditures were funded by cash generated from operations and advances from the General Partner. Budgeted capital expenditures for the remainder of 1996 are approximately $4,927,000. Approximately 38 percent of the expenditures will be used for new plant construction in all of the Partnership's systems. Approximately 41 percent will relate to construction of service drops to subscribers' homes. The remainder of the anticipated expenditures are for various enhancements in all of the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems. Funding for improvements is expected to come from cash on hand, cash generated from operations and, in its discretion, advances from the General Partner.

     In March 1996, the Partnership entered into an agreement to sell the Turnersville System to an unaffiliated party for a sales price totaling approximately $84,500,000, subject to closing adjustments that potentially could reduce the sales price to $80,500,000. Closing of this sale is expected to occur in January 1997. Upon the consummation of the proposed sale of the Turnersville System, the Partnership will make a distribution of approximately $20,000,000 (or approximately $250 per each $1,000 invested) of the net sales proceeds to its limited partners, repay any amounts due to the General Partner and, as required under the terms of the Partnership's credit facility, the balance will be used to repay a portion of the Partnership's bank indebtedness. Because this distribution will not return 125 percent of the amount initially contributed to the Partnership by the limited partners, the General Partner will not receive a distribution on the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, will receive a brokerage fee of 2.5 percent of the sales price for acting as a broker in this transaction. Because the Turnersville System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership is required to approve this sale.

     Ameritech, which provides telephone service in a multi-state region including Illinois, has obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by the Partnership's Naperville System. Ameritech anticipates providing cable television service in Naperville by the fourth quarter of 1996. This competition may have an adverse effect on the Naperville System's revenues, cash flow and fair market value. It could also have an adverse impact on the Partnership's ability to sell the Naperville System. The General Partner is taking prudent steps necessary to meet this potential competition from Ameritech and to safeguard the value of the Naperville System.

     During July 1994, the Partnership entered into an $80,000,000 revolving credit facility. In July 1996, the credit facility was amended to permit a distribution to the limited partners of a portion of the proceeds from the sale of the Turnersville System. At June 30, 1996, the maximum amount available was outstanding under this agreement. The revolving credit facility converts to a term loan on September 30, 1996, at which time the then-outstanding balance is payable in quarterly installments through March 31, 2002. Payments due during 1996 total $2,000,000 and will be funded from cash on hand, cash generated from operations, and, if necessary, advances from the General Partner. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent or the Certificate of Deposit Rate plus 1-3/8 percent or the London Interbank Offered Rate ("LIBOR") plus 1-1/4 percent. The effective interest rates on amounts outstanding as of June 30, 1996 and 1995 were 6.74 and 7.68 percent, respectively.

     Because the balance on the Partnership's credit facility is at its maximum of $80,000,000, the Partnership will need to rely on cash on hand, cash generated from operations and, in the General Partner's discretion, advances from the General Partner, to meet its anticipated liquidity and capital needs. Upon the sale of the Partnership's Turnersville System, which is expected to close in January 1997, the Partnership will repay a portion of the balance outstanding on its credit facility and advances to the General Partner. This reduction in debt will provide liquidity and the Partnership should have sufficient sources of capital to meet its anticipated operating needs.

     In addition to those systems owned directly by it, the Partnership owns a 27 percent interest in the Venture. The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $369,836 compared to the December 31, 1995 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture during the six months ended June 30, 1996.

The Venture-

     For the six months ended June 30, 1996, the Venture generated net cash from operating activities totaling $411,366, which is available to fund capital expenditures and non-operating costs. During the first six months of 1996, capital expenditures in the Venture-owned Broward County System totaled approximately $1,930,000. Approximately 38 percent of these expenditures related to new plant construction. Approximately 37 percent of these expenditures related to service drops to homes. The remainder of the expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $2,270,000. Approximately 39 percent will relate to service drops to homes. Approximately 35 percent will relate to new plant construction. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These capital expenditures are necessary to maintain the value of the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.

     In June 1996, the Venture amended its existing term loan providing for a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will be repaid in twenty quarterly installments with a final maturity of December 31, 2003. At June 1996, the balance outstanding was $42,102,968, leaving $397,032 available for future borrowings. Interest is at the Venture's option of Prime plus 1/4 percent, LIBOR plus 1-1/4 percent or the Certificate of Deposit Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of June 30, 1996 and 1995 were 6.74 percent and 7.64 percent, respectively.

     The General Partner believes that the Venture has sufficient sources of capital from cash generated from operations to service its presently anticipated needs.

RESULTS OF OPERATIONS
- ---------------------

The Partnership-

     Revenues of the Partnership totaled $11,734,834 for the three month period ended June 30, 1996 compared to $11,013,420 for the comparable 1995 period, an increase of $721,414, or approximately 7 percent. Revenues totaled $23,190,565 for the six months ended June 30, 1996 compared to $21,531,799 for the comparable 1995 period, an increase of $1,658,766, or approximately 8 percent. Increases in the subscriber base accounted for approximately 59 percent and 53 percent, respectively, of the increases for the three and six month periods ended June 30, 1996. The number of basic subscribers increased 6,148, or approximately 6 percent, to 107,694 at June 30, 1996 from 101,546 at June 30, 1995. Rate increases during the first quarter of 1996 accounted for approximately 20 percent and 17 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1996. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses totaled $6,593,511 for the three month period ended June 30, 1996 compared to $6,303,249 for the comparable 1995 period, an increase of $290,262, or approximately 5 percent. Operating expenses totaled $13,546,441 for the six months ended June 30, 1996 compared to $12,620,304 for the comparable 1995 period, an increase of $926,137, or approximately 7 percent. Operating expenses represented 57 percent and 58 percent, respectively, of revenues for the three and six month periods ended June 30, 1996 compared to 55 percent and 59 percent, respectively, for the comparable 1995 periods.
Increases in programming fees primarily accounted for the increases in operating expenses for the three and six month periods ended June 30, 1996. The increases in programming fees were due, in part, to increases in the basic subscriber base. No other individual factor was significant to the increases in operating expenses.

     Management fees and allocated overhead from the General Partner totaled $1,360,323 for the three month period ended June 30, 1996 compared to $1,273,784 for the comparable 1995 period, an increase of $86,539, or approximately 7 percent. Management fees and allocated overhead from the General Partner totaled $2,712,099 for the six month period ended June 30, 1996 compared to $2,608,134 for the comparable 1995 period, an increase of $103,965, or approximately 4 percent. The increases for the three and six month periods ended June 30, 1996 were due to the increases in revenues, upon which such fees are based.

     Depreciation and amortization expense totaled $3,563,169 for the three month period ended June 30, 1996 compared to $3,645,980 for the comparable 1995 period, a decrease of $82,811, or approximately 2 percent. Depreciation and amortization expense totaled $7,232,921 for the six months ended June 30, 1996 compared to $7,296,069 for the comparable 1995 period, a decrease of $63,148, or approximately 1 percent. The decreases were primarily due to the maturation of a portion of the asset base.

     The Partnership recognized operating income of $217,831 for the three month period ended June 30, 1996 compared to an operating loss of $209,593 for the comparable 1995 period. This increase was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increase in operating expenses and management fees and allocated overhead from the General Partner. Operating loss totaled $300,896 for the six month period ended June 30, 1996 compared to $992,708 for the comparable 1995 period, a decrease of $691,812, or approximately 70 percent. This decrease was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increase in operating expenses and management fees and allocated overhead from the General Partner.

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

     Operating income before depreciation and amortization totaled $3,781,000 for the three months ended June 30, 1996 compared to $3,436,387 for the comparable 1995 period, an increase of $344,613, or approximately 10 percent. Operating income before depreciation and amortization totaled $6,932,025 for the six month period ended June 30, 1996 compared to $6,303,361 for the comparable 1995 period, an increase of $628,664, or approximately 10 percent. The increases for the three and six month periods ended June 30, 1996 were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense totaled $1,605,558 for the three month period ended June 30, 1996 compared to $1,406,580 for the comparable 1995 period, an increase of $198,978, or approximately 14 percent. Interest expense totaled $3,066,439 for the six months ended June 30, 1996 compared to $2,939,184 for the comparable 1995 period, an increase of $127,255, or approximately 4 percent. The increases for the three and six month periods were due primarily to higher outstanding balances on interest bearing obligations.

     Loss before equity in net loss of cable television joint venture totaled $1,445,657 for the three month period ended June 30, 1996 compared to $1,664,559 for the comparable 1995 period, a decrease of $218,902. Loss before equity in net loss of cable television joint venture totaled $3,431,079 for the six month period ended June 30, 1996 compared to $3,981,135 for the comparable 1995 period, a decrease of $550,056, or approximately 14 percent. The decreases for the three and six month periods ended June 30, 1996 were primarily due to the factors discussed above.

The Venture-

     Revenues of the Venture's Broward County System increased $505,556, or approximately 9 percent, to $6,272,821 for the three months ended June 30, 1996 from $5,767,265 for the three months ended June 30, 1995. Revenues for the six month periods ended June 30, 1996 and 1995 increased $840,634, or approximately 7 percent, to $12,533,786 in 1996 from $11,693,152 in 1995. The increase in revenues was due to increases in the number of basic subscribers and premium subscriptions and basic rate adjustments. Basic subscribers increased approximately 3 percent to 49,117 at June 30, 1996 from 47,554 at June 30, 1995. Premium subscriptions increased approximately 3 percent to 42,697 at June 30, 1996 from 41,400 at June 30, 1995. The increases in the number of basic subscribers and premium subscriptions accounted for approximately 38 percent and 42 percent, respectively of the increases in revenues for the three and six month periods ended June 30, 1996. Basic rate adjustments accounted for approximately 45 percent and 47 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1996. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $232,979, or approximately 7 percent, to $3,398,184 for the three months ended June 30, 1996 from $3,165,205 for the three months ended June 30, 1995. This increase in operating expenses was due to increases in programming fees and personnel related costs, which were partially offset by a decrease in marketing costs. For the six month periods ended June 30, 1996 and 1995, operating expense increased $478,119, or approximately 7 percent, to $6,913,900 at June 30, 1996 from $6,435,781 at June 30, 1995. The increase in operating expense was due primarily to increases in programming fees. No other individual factor was significant to the increase in operating expense. Operating expenses represented 54 percent and 55 percent, respectively, of revenue for the three and six months ended June 30, 1996 compared to 55 percent of revenue for both the three and six months ended June 30, 1995.

     Management fees and allocated overhead from the General Partner increased $59,713, or approximately 9 percent, to $732,724 for the three months ended June 30, 1996 from $673,011 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996 and 1995, management fees and allocated overhead from the General Partner increased $56,972, or approximately 4 percent, to $1,468,568 at June 30, 1996 from $1,411,596 at June 30, 1995. These increases were due to the increases in revenues, upon which such fees are based.

     Depreciation and amortization expense decreased $290,625, or approximately 12 percent, to $2,059,297 for the three months ended June 30, 1996 from $2,349,922 for the three months ended June 30, 1995. This decrease was due to the maturation of the Venture's tangible asset base. For the six month periods ended June 30, 1996 and 1995, depreciation and amortization expense increased $24,575, or approximately 1 percent, to $4,120,678 at June 30, 1996 from $4,096,103 at June 30, 1995 due to capital additions during 1996.

     The Venture reported operating income of $82,616 for the three month period ended June 30, 1996, compared to an operating loss of $420,873 for the three month period ended June 30, 1995. This was due to the increase in revenue and the decrease in depreciation and amortization expense exceeding the increase in operating expense and management fees and allocated overhead from the General Partner. For the six month period ended June 30, 1996, the Venture reported an operating income of $30,640, compared to an operating loss of $250,328 for the six month period ended June 30, 1995. This was due to the increase in revenues exceeding the increase in operating expense, depreciation and amortization expense and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $212,864, or approximately 11 percent, to $2,141,913 for the three months ended June 30, 1996 from $1,929,049 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996 and 1995, operating income before depreciation and amortization increased $305,543, or approximately 8 percent, to $4,151,318 at June 30, 1996 from $3,845,775 at June 30, 1995. These increases were due to the increases in revenue exceeding the increases in operating expense and management fees and allocated overhead from the General Partner.

     Interest expense decreased $209,300, or approximately 23 percent, to $690,065 for the three months ended June 30, 1996 from $899,365 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996 and 1995 interest expense decreased $260,329, or approximately 15 percent, to $1,491,756 at June 30, 1996 from $1,752,085 at June 30, 1995. These decreases were primarily due to lower effective interest rates and lower outstanding balances on interest bearing obligations.

     Net loss of the Venture decreased $773,593, or approximately 59 percent, to $545,532 for the three months ended June 30, 1996 from $1,319,125 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996 and 1995, net loss decreased $635,332, or approximately 32 percent, to $1,364,709 at June 30, 1996 from $2,000,041 at June 30, 1995. These losses are the result of the factors discussed above and are expected to continue in the future.

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

                                         CABLE TV FUND 14-A, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner


                                         By:  /S/ Kevin P. Coyle
                                              ---------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  August 14, 1996