Form 10-Q
period 1996-09-30
CABLE TV FUND 14-A LTD
filed 1996-11-14
CIK 810334

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996.
                               ------------------
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________.

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                     September 30,   December 31,
            ASSETS                                                       1996           1995
           ------                                                   --------------  -------------

CASH                                                                  $    397,481   $    293,179

TRADE RECEIVABLES, less allowance for doubtful receivables
  of $192,743 and $75,209 at September 30, 1996 and
  December 31, 1995, respectively                                        1,255,360      1,328,715

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               135,651,620    128,171,454
  Less- accumulated depreciation                                       (75,645,083)   (67,771,303)
                                                                      ------------   ------------

                                                                        60,006,537     60,400,151

  Franchise costs and other intangible assets, net of accumulated amortization of $37,901,383 and $35,205,293 at
    September 30, 1996 and December 31, 1995, respectively              12,686,887     15,382,977
  Investment in cable television joint venture                           4,210,600      4,779,072
                                                                      ------------   ------------

          Total investment in cable television properties               76,904,024     80,562,200

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                            948,083        716,744
                                                                      ------------   ------------

          Total assets                                                $ 79,504,948   $ 82,900,838
                                                                      ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                               September 30,   December 31,
       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                 1996           1995
       ------------------------------------------              --------------  -------------

LIABILITIES:
  Debt                                                          $ 80,756,328   $ 80,726,793
  Accounts payable - General Partner                               3,453,993        887,215
  Trade accounts payable and accrued liabilities                   2,065,428      2,774,638
  Subscriber prepayments                                             130,359        133,035
                                                                ------------   ------------

          Total liabilities                                       86,406,108     84,521,681
                                                                ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                1,000          1,000
    Accumulated deficit                                             (756,243)      (703,440)
                                                                ------------   ------------

                                                                    (755,243)      (702,440)
                                                                ------------   ------------

  Limited Partners-
    Net contributed capital (160,000 units outstanding at
       September 30, 1996 and December 31, 1995)                  68,722,000     68,722,000
    Accumulated deficit                                          (74,867,917)   (69,640,403)
                                                                ------------   ------------

                                                                  (6,145,917)      (918,403)
                                                                ------------   ------------

          Total liabilities and partners' capital (deficit)     $ 79,504,948   $ 82,900,838
                                                                ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                           For the Three Months Ended    For the Nine Months Ended
                                                 September 30,                 September 30,
                                          ----------------------------  ---------------------------

                                               1996           1995           1996          1995
                                           -----------    -----------    -----------   -----------

REVENUES                                   $12,104,032    $11,129,890    $35,294,597   $32,661,689

COSTS AND EXPENSES:
  Operating expenses                         7,024,489      6,520,395     20,570,930    19,140,699
  Management fees and allocated
    overhead from General Partner            1,314,828      1,317,319      4,026,927     3,925,453
  Depreciation and amortization              3,544,984      3,564,422     10,777,905    10,860,491
                                           -----------    -----------    -----------   -----------

OPERATING INCOME (LOSS)                        219,731       (272,246)       (81,165)   (1,264,954)
                                           -----------    -----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                          (1,443,836)    (1,573,688)    (4,510,275)   (4,512,872)
  Other, net                                   (56,661)        53,993       (120,405)        4,750
                                           -----------    -----------    -----------   -----------

          Total other income (expense)      (1,500,497)    (1,519,695)    (4,630,680)   (4,508,122)
                                           -----------    -----------    -----------   -----------

LOSS BEFORE EQUITY IN NET
  LOSS OF CABLE TELEVISION
  JOINT VENTURE                             (1,280,766)    (1,791,941)    (4,711,845)   (5,773,076)

EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                    (198,636)      (285,483)      (568,472)     (827,494)
                                           -----------    -----------    -----------   -----------

NET LOSS                                   $(1,479,402)   $(2,077,424)   $(5,280,317)  $(6,600,570)
                                           ===========    ===========    ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                          $   (14,794)   $   (20,775)   $   (52,803)  $   (66,006)
                                           ===========    ===========    ===========   ===========

  Limited Partners                         $(1,464,608)   $(2,056,649)   $(5,227,514)  $(6,534,564)
                                           ===========    ===========    ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                         $     (9.15)   $    (12.85)   $    (32.67)  $    (40.84)
                                           ===========    ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                            160,000        160,000        160,000       160,000
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                 For the Nine Months Ended
                                                                       September 30,
                                                                 --------------------------

                                                                     1996          1995
                                                                 -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(5,280,317)  $(6,600,570)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization                               10,777,905    10,860,491
      Equity in net loss of cable television joint venture           568,472       827,494
      Amortization of interest rate protection contract                    -        12,501
      Decrease in trade receivables                                   73,355       523,390
      Increase in deposits, prepaid expenses and
        deferred charges                                            (439,374)     (102,294)
      Decrease in trade accounts payable, accrued liabilities
        and subscriber prepayments                                  (711,886)     (371,936)
                                                                 -----------   -----------

          Net cash provided by operating activities                4,988,155     4,502,341
                                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              (7,480,166)   (7,322,780)
                                                                 -----------   -----------

          Net cash used in investing activities                   (7,480,166)   (7,322,780)
                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                           450,046     3,278,728
  Repayment of debt                                                 (420,511)     (173,027)
  Increase (decrease) in advances from General Partner             2,566,778      (646,735)
                                                                 -----------   -----------

          Net cash provided by financing activities                2,596,313     3,105,701
                                                                 -----------   -----------

Increase in cash                                                     104,302       285,262

Cash, beginning of period                                            293,179       426,979
                                                                 -----------   -----------

Cash, end of period                                              $   397,481   $   712,241
                                                                 ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $ 4,836,288   $ 4,587,458
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at September 30, 1996 and December 31, 1995, its Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995 and its Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving the areas in and around Turnersville, New Jersey (the "Turnersville System"); Buffalo, Minnesota; Naperville, Illinois (the "Naperville System"); Calvert County, Maryland; and certain communities in Central Illinois (the "Central Illinois System"). In addition, the Partnership owns a 27 percent interest in Cable TV Fund 14-A/B Venture (the "Venture"). The Venture owns and operates the cable television system serving certain areas in Broward County, Florida (the "Broward County System").

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1996 (excluding the Partnership's interest in the Venture) were $605,201 and $1,764,729, respectively, compared to $556,494 and $1,633,084, respectively, for the similar 1995 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1996 (excluding the Partnership's interest in the Venture) were $709,627 and $2,262,198, respectively, compared to $760,825 and $2,292,369, respectively, for the similar 1995 periods.

     See Note (5) for disclosure of the management fees and allocated overhead and administrative expenses paid by the Venture.

(3) In March 1996, the Partnership entered into an agreement to sell the Turnersville System to an unaffiliated party for a sales price totaling approximately $84,500,000, subject to closing adjustments that potentially could reduce the sales price to $80,500,000. Closing of this sale is expected to occur in January 1997. Upon the consummation of the proposed sale of the Turnersville System, the Partnership will make a distribution of approximately $20,000,000 (or approximately $250 per each $1,000 invested) of the net sales proceeds to its limited partners, repay any amounts due to the General Partner and, as required under the terms of the Partnership's credit facility, the balance will be used to repay a portion of the Partnership's bank indebtedness. Because this distribution will not return 125 percent of the amount initially contributed to the Partnership by the limited partners, the General Partner will not receive a distribution on the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, will receive a brokerage fee of 2.5 percent of the sales price for acting as a broker in this transaction. Because the sale of the Turnersville System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership is required to approve this sale.

(4) Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(5)  Financial information regarding the Venture is presented below:


                            UNAUDITED BALANCE SHEETS
                            ------------------------

                ASSETS                         September 30, 1996   December 31, 1995
                -----                         -------------------  ------------------

Cash and accounts receivable                          $  1,995,640        $  1,465,837

Investment in cable television properties               57,808,649          60,613,938

Other assets                                               386,956             367,781
                                                      ------------        ------------

     Total assets                                     $ 60,191,245        $ 62,447,556
                                                      ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                                  $ 42,607,465        $ 40,530,652

Payables and accrued liabilities                         1,691,308           3,926,752

Partners' contributed capital                           70,000,000          70,000,000

Accumulated deficit                                    (54,107,528)        (52,009,848)
                                                      ------------        ------------

     Total liabilities and partners' capital          $ 60,191,245        $ 62,447,556
                                                      ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                             For the Three Months Ended      For the Nine Months Ended
                                                    September 30,                 September 30,
                                             ---------------------------  -----------------------------
                                               1996            1995           1996            1995
                                             -----------    ------------  ------------   --------------

Revenues                                     $6,327,488      $ 5,811,133   $18,861,274   $17,504,285

Operating expenses                            3,378,454        3,057,922    10,292,354     9,493,703

Management fees and allocated overhead to
  General Partner                               697,370          667,136     2,165,938     2,078,732

Depreciation and amortization                 2,064,445        2,343,671     6,185,123     6,439,774
                                              ----------      -----------   -----------   -----------

Operating income (loss)                         187,219        (257,596)      217,859      (507,924)

Interest expense                               (777,137)       (804,780)   (2,268,893)   (2,556,865)

Other, net                                     (143,053)          8,934       (46,646)       11,306
                                              ----------      -----------   -----------   -----------

          Net loss                            $ (732,971)   $(1,053,442)  $(2,097,680)  $(3,053,483)
                                              ==========      ===========   ===========   ===========


     Management fees paid to the General Partner by the Venture totaled $316,375 and $943,064, respectively, for the three and nine month periods ended September 30, 1996, as compared to $290,556 and $875,214, respectively, for the similar 1995 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $380,995 and $1,222,874, respectively, for the three and nine month periods ended September 30, 1996, compared to $376,580 and $1,203,518 for the similar 1995 periods. Management fees paid by the Venture and attributable to the Partnership totaled $85,738 and $255,570, respectively, for the three and nine months ended September 30, 1996, compared to $78,741 and $237,183, respectively, for the similar 1995 periods. Reimbursements paid by the Venture and attributable to the Partnership totaled $103,250 and $331,399, respectively, for the three and nine months ended September 30, 1996, compared to $102,053 and $326,153, respectively, for the similar 1995 periods.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with this policy, the Turnersville System is scheduled to be sold in January 1997 and the Naperville System and the Central Illinois System, along with other Chicago-area systems owned or managed by the General Partner and its affiliates, were recently marketed for sale. The deadline set by the General Partner for receipt of indications of interest for such systems from prospective buyers was October 15, 1996. The General Partner did not receive any offer for the Naperville System but it received several offers for the Central Illinois System. The General Partner currently is negotiating a definitive asset purchase agreement with a prospective buyer of the Central Illinois System. The General Partner will continue to explore other alternatives for the sale of the Naperville System; however, no specific plans have yet been determined. No specific dates or terms have yet been set for the sale of the remainder of the Partnership's systems or the Venture's system. There is no assurance as to the timing or terms of any sales.

The Partnership-

     For the nine months ended September 30, 1996, the Partnership generated net cash from operating activities totaling approximately $4,988,155, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $7,256,800 during the first nine months of 1996. Approximately 38 percent of the expenditures related to new plant construction in all of the Partnership's systems. Approximately 36 percent of the expenditures related to construction of service drops to subscriber's homes. The remainder of the expenditures was for various enhancements in all of the Partnership's systems. These expenditures were funded by cash generated from operations and advances from the General Partner. Budgeted capital expenditures for the remainder of 1996 are approximately $2,980,000. Approximately 43 percent of the expenditures will relate to new plant construction in all of the Partnership's systems. Approximately 20 percent will relate to construction of service drops to subscribers' homes. The remainder of the anticipated expenditures are for various enhancements in all of the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems. Funding for improvements is expected to come from cash on hand, cash generated from operations and, in its discretion, advances from the General Partner.

     In March 1996, the Partnership entered into an agreement to sell the Turnersville System to an unaffiliated party for a sales price totaling approximately $84,500,000, subject to closing adjustments that potentially could reduce the sales price to $80,500,000. Closing of this sale is expected to occur in January 1997. Upon the consummation of the proposed sale of the Turnersville System, the Partnership will make a distribution of approximately $20,000,000 (or approximately $250 per each $1,000 invested) of the net sales proceeds to its limited partners, repay any amounts due to the General Partner and, as required under the terms of the Partnership's credit facility, the balance will be used to repay a portion of the Partnership's bank indebtedness. Because this distribution will not return 125 percent of the amount initially contributed to the Partnership by the limited partners, the General Partner will not receive a distribution on the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, will receive a brokerage fee of 2.5 percent of the sales price for acting as a broker in this transaction. Because the sale of the Turnersville System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership is required to approve this sale.

     Ameritech, which provides telephone service in a multi-state region including Illinois, has obtained a franchise that allows it to provide cable television service in Naperville, Illinois, a community currently served by the Naperville System. Ameritech has begun providing cable television service in Naperville. This competition is likely to have an adverse effect on the Naperville System's revenues, cash flow and fair market value. It could also have an adverse impact on the Partnership's ability to sell the Naperville System. The General Partner is taking prudent steps necessary to meet this competition from Ameritech and to safeguard the value of the Naperville System. These steps include a judicial challenge to the terms on which the franchise was issued to Ameritech. Litigation is currently pending in federal court against both the City of Naperville and Ameritech and includes claims by the City against the Partnership.

     During July 1994, the Partnership entered into an $80,000,000 revolving credit facility. In July 1996, the credit facility was amended to permit a distribution to the limited partners of a portion of the proceeds from the sale of the

Turnersville System. At September 30, 1996, the maximum amount available was outstanding under this agreement. The revolving credit facility converted to an $80,000,000 term loan on September 30, 1996, although the General Partner hopes to amend the credit facility to enable such to revolve until subsequent to the sale of the Turnersville System. The outstanding balance is payable in quarterly installments through March 31, 2002. Although a $2,000,000 payment is due on December 31, 1996, if the General Partner is successful in its attempt to amend the credit facility, this payment will be deferred until after the sale of the Turnersville System and will be funded from cash on hand, cash generated from operations and, if necessary, advances from the General Partner. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent, the Certificate of Deposit Rate plus 1-3/8 percent or the London Interbank Offered Rate ("LIBOR") plus 1-1/4 percent. The effective interest rates on amounts outstanding as of September 30, 1996 and 1995 were
6.81 and 7.34 percent, respectively.

     If the General Partner is not successful in its attempt to amend the Partnership's credit facility, the Partnership will need to rely on cash on hand, cash generated from operations and, in the General Partner's discretion, advances from the General Partner, to meet its anticipated liquidity and capital needs. If the General Partner is successful in amending the Partnership's credit facility, the Partnership should have sufficient sources of capital to meet its anticipated operating needs.

     In addition to those systems owned directly by it, the Partnership owns a 27 percent interest in the Venture. The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $568,472 compared to the December 31, 1995 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture during the nine months ended September 30, 1996.

The Venture-

     For the nine months ended September 30, 1996, the Venture generated operating income before depreciation and amortization totaling approximately $6,403,000, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1996, capital expenditures in the Venture-owned Broward County System totaled approximately $3,320,000. Approximately 36 percent of these expenditures related to new plant construction. Approximately 33 percent of these expenditures related to service drops to homes. The remainder of the expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $880,000. Approximately 56 percent will relate to service drops to homes. Approximately 38 percent will relate to new plant construction. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These capital expenditures are necessary to maintain the value of the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.

     In June 1996, the Venture amended its existing term loan providing for a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will be repaid in twenty quarterly installments with a final maturity of December 31, 2003. At September 1996, the balance outstanding was $42,402,968, leaving $97,032 available for future borrowings. Interest is at the Venture's option of the Prime Rate plus 1/4 percent, LIBOR plus 1-1/4 percent or the Certificate of Deposit Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of September 30, 1996 and 1995 were 6.9 percent and 7.2 percent, respectively.

     The General Partner believes that the Venture has sufficient sources of capital from cash on hand and cash generated from operations to service its current needs.

RESULTS OF OPERATIONS
---------------------

The Partnership-

     Revenues of the Partnership increased $974,142, or approximately 9 percent, to $12,104,032 for the three month period ended September 30, 1996 compared to $11,129,890 for the comparable 1995 period. Revenues increased $2,632,908, or approximately 8 percent, to $35,294,597 for the nine months ended September 30, 1996 compared to $32,661,689 for the comparable 1995 period. The increase in revenues was primarily due to an increase in basic service revenues. Increases in the number of basic subscribers accounted for approximately 67 percent and 81 percent, respectively, of the increases in basic service revenues for the three and nine month periods ended September 30, 1996. The number of basic subscribers increased by 6,576 subscribers, or approximately 6 percent, to 109,548 at September 30, 1996 from 102,972 at September 30, 1995. Basic service rate increases accounted for approximately 33 percent and 19 percent, respectively, of the increase in basic service revenues for the three and nine month periods ended September 30, 1996. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $504,094, or approximately 8 percent, to $7,024,489 for the three month period ended September 30, 1996 compared to $6,520,395 for the comparable 1995 period. Operating expenses increased $1,430,231, or approximately 7 percent, to $20,570,930 for the nine months ended September 30, 1996 compared to $19,140,699 for the comparable 1995 period. Operating expenses represented 58 percent of revenues for the three and nine month periods ended September 30, 1996 compared to 59 percent for the comparable 1995 periods. Increases in programming fees primarily accounted for the increases in operating expenses for the three and nine month periods ended September 30, 1996. The increases in programming fees were due, in part, to increases in the basic subscriber base. No other individual factor was significant to the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $2,491, or less than 1 percent, to $1,314,828 for the three month period ended September 30, 1996 compared to $1,317,319 for the comparable 1995 period. This decrease was due to a decrease in allocated overhead from the General Partner. Management fees and allocated overhead from the General Partner increased $101,474, or approximately 3 percent, to $4,026,927 for the nine month period ended September 30, 1996 compared to $3,925,453 for the comparable 1995 period. The increase for the nine month period ended September 30, 1996 was due to the increase in revenues, upon which such management fees are based.

     Depreciation and amortization expense decreased $19,438, or approximately 1 percent, to $3,544,984 for the three month period ended September 30, 1996 compared to $3,564,422 for the comparable 1995 period. Depreciation and amortization expense decreased $82,586, or approximately 1 percent, to $10,777,905 for the nine months ended September 30, 1996 compared to $10,860,491 for the comparable 1995 period. The decreases were primarily due to the maturation of a portion of the asset base.

     The Partnership recognized operating income of $219,731 for the three month period ended September 30, 1996 compared to an operating loss of $272,246 for the comparable 1995 period. This increase in income was due to the increase in revenues and the decreases in depreciation and amortization expense and management fees and allocated overhead from the General Partner exceeding the increase in operating expenses. Operating loss decreased $1,183,789 to $81,165 for the nine month period ended September 30, 1996 compared to $1,264,954 for the comparable 1995 period. This decrease was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $472,539, or approximately 14 percent, to $3,764,715 for the three months ended September 30, 1996 compared to $3,292,176 for the comparable 1995 period. This increase was due to the increase in revenues and decrease in management fees and allocated overhead from the General Partner exceeding the increase in operating expenses. Operating income before depreciation and amortization increased $1,101,203, or approximately 11 percent, to $10,696,740 for the nine month period ended September 30, 1996 compared to $9,595,537 for the comparable 1995 period. The increase for the nine months ended September 30, 1996 was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $129,852, or approximately 8 percent, to $1,443,836 for the three month period ended September 30, 1996 compared to $1,573,688 for the comparable 1995 period. Interest expense decreased $2,597 to $4,510,275 for the nine months ended September 30, 1996 compared to $4,512,872 for the comparable 1995 period. The decreases for the three and nine month periods were due primarily to lower effective interest rates on interest bearing obligations.

     Loss before equity in net loss of cable television joint venture decreased $511,175, or approximately 29 percent, to $1,280,766 for the three month period ended September 30, 1996 compared to $1,791,941 for the comparable 1995 period. Loss before equity in net loss of cable television joint venture decreased $1,061,231, or approximately 18 percent, to $4,711,845 for the nine month period ended September 30, 1996 compared to $5,773,076 for the comparable 1995 period. The decreases for the three and nine month periods ended September 30, 1996 were primarily due to the factors discussed above.

The Venture-

     Revenues of the Venture's Broward County System increased $516,355, or approximately 9 percent, to $6,327,488 for the three months ended September 30, 1996 from $5,811,133 for the three months ended September 30, 1995. The increase in revenues was due to basic rate increases, increases in the number of basic subscribers and increased advertising activity. Basic rate increases accounted for approximately 33 percent of the increase in revenues for the three month period ended September 30, 1996. The increase in the number of basic subscribers accounted for approximately 28 percent of the increase in revenues for the three month period ended September 30, 1996 and increased advertising activity accounted for approximately 14 percent of the increase in revenues for the three month period ended September 30, 1996. Revenues for the nine month periods ended September 30, 1996 and 1995 increased $1,356,989, or approximately 8 percent, to $18,861,274 in 1996 from $17,504,285 in 1995. The increase in revenues was due to basic rate increases and increases in the number of basic subscribers. Basic rate increases accounted for approximately 42 percent of the increase in revenues for the nine month period ended September 30, 1996. The number of basic subscribers increased approximately 5 percent to 49,573 at September 30, 1996 from 47,427 at September 30, 1995. The increase in the number of basic subscribers accounted for approximately 31 percent of the increase in revenues for the nine month periods ended September 30, 1996. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $320,532, or approximately 10 percent, to $3,378,454 for the three months ended September 30, 1996 from $3,057,922 for the three months ended September 30, 1995. This increase in operating expenses was due to increases in programming fees and personnel related costs. For the nine month periods ended September 30, 1996 and 1995, operating expenses increased $798,651, or approximately 8 percent, to $10,292,354 at September 30, 1996 from $9,493,703 at September 30, 1995. This increase in operating expenses was due primarily to increases in programming fees. No other individual factor was significant to the increase in operating expenses. Operating expenses represented 53 percent and 55 percent, respectively, of revenue for the three and nine months ended September 30, 1996 compared to 53 percent and 54 percent of revenue for the three and nine months ended September 30, 1995.

     Management fees and allocated overhead from the General Partner increased $30,234, or approximately 5 percent, to $697,370 for the three months ended September 30, 1996 from $667,136 for the three months ended September 30, 1995. For the nine month periods ended September 30, 1996 and 1995, management fees and allocated overhead from the General Partner increased $87,206, or approximately 4 percent, to $2,165,938 at September 30, 1996 from $2,078,732 at September 30, 1995. These increases were due to the increases in revenues, upon which such management fees are based.

     Depreciation and amortization expense decreased $279,226, or approximately 12 percent, to $2,064,445 for the three months ended September 30, 1996 from $2,343,671 for the three months ended September 30, 1995. For the nine month periods ended September 30, 1996 and 1995, depreciation and amortization expense decreased $254,651, or approximately 4 percent, to $6,185,123 at September 30, 1996 from $6,439,774 at September 30, 1995. These decreases were due to the maturation of the Venture's tangible asset base.

     The Venture reported operating income of $187,219 for the three month period ended September 30, 1996, compared to an operating loss of $257,596 for the three month period ended September 30, 1995. For the nine month period ended September 30, 1996, the Venture reported operating income of $217,859, compared to an operating loss of $507,924 for the nine month period ended September 30, 1995. These changes were due to the increases in revenues and the decreases in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $165,589, or approximately 8 percent, to $2,251,664 for the three months ended September 30, 1996 from $2,086,075 for the three months ended September 30, 1995. For the nine month periods ended September 30, 1996 and 1995, operating income before depreciation and amortization increased $471,132, or approximately 8 percent, to $6,402,982 at September 30, 1996 from $5,931,850 at September 30, 1995. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $27,643, or approximately 3 percent, to $777,137 for the three months ended September 30, 1996 from $804,780 for the three months ended September 30, 1995. For the nine month periods ended September 30, 1996 and 1995 interest expense decreased $287,972, or approximately 11 percent, to $2,268,893 at September 30, 1996 from $2,556,865 at September 30, 1995. These decreases were primarily due to lower effective interest rates on interest bearing obligations.

     Net loss of the Venture decreased $320,471, or approximately 30 percent, to $732,971 for the three months ended September 30, 1996 from $1,053,442 for the three months ended September 30, 1995. For the nine month periods ended September 30, 1996 and 1995, net loss decreased $955,803, or approximately 31 percent, to $2,097,680 at September 30, 1996 from $3,053,483 at September 30, 1995. These losses are the result of the factors discussed above and are expected to continue in the future.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Litigation is pending in federal court in Illinois between Cable TV Fund 14-A, Ltd. (the "Partnership"), the City of Naperville and Ameritech. The Partnership has sought modifications to its franchise and has challenged the terms on which the City of Naperville issued a franchise to Ameritech. The City of Naperville has challenged the Partnership's withholding of certain payments allegedly due and has threatened to impose sanctions on account of nonpayment. Unless settled, the litigation is likely to remain pending for at least a year.

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

                                         CABLE TV FUND 14-A, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner


                                         By:  /S/ Kevin P. Coyle
                                              ----------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  November 14, 1996