Form 10-K
period 1996-12-31
CABLE TV FUND 14-A LTD
filed 1997-03-31
CIK 810334

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from      to
                               -----   -----

Commission file number:    0-15378


                           CABLE TV FUND 14-A, LTD.
                           ------------------------
            (Exact name of registrant as specified in its charter)


       Colorado                                            84-1024657
       --------                                            ----------
(State of Organization)                        (IRS Employer Identification No.)


   P.O. Box 3309, Englewood,
      Colorado 80155-3309                                (303) 792-3111
   -------------------------                             --------------
(Address of principal executive                     (Registrant's telephone
    office and Zip Code)                            no. including area code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.       X
                                         ---



            DOCUMENTS INCORPORATED BY REFERENCE:               None

          Information contained in this Form 10-K Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership, the Venture or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.

                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

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

          The Partnership directly owns cable television systems serving the areas in and around Buffalo, Minnesota (the "Buffalo System"), Naperville, Illinois (the "Naperville System"), Calvert County, Maryland (the "Calvert County System") and certain communities in Central Illinois (the "Central Illinois System"). The Venture owns the cable television system serving certain areas in Broward County, Florida (the "Broward County System"). See Item 2.
The Buffalo System, Naperville System, Calvert County System, Central Illinois System and Broward County System may collectively be referred to as the "Systems."

          It is the General Partners publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partners policy, the Central Illinois System and the Naperville System, along with other Chicago-area systems owned or managed by the General Partner and its affiliates, were marketed for sale in 1996. The deadline set by the General Partner for receipt of indications of interest for such systems from prospective buyers was October 15, 1996. The General Partner did not receive any offer for the Naperville System but it received several offers for the Central Illinois System. The General Partner will continue to explore other alternatives for sale of the Naperville System. There is no assurance as to the timing or terms of any sales.


          DISPOSITION OF CABLE TELEVISION SYSTEM. On January 10, 1997, the Partnership sold the cable television system serving the areas in and around Turnersville, New Jersey (the "Turnersville System") to an unaffiliated party for a sales price of $84,500,000. The Partnership distributed approximately $25,000,000 (or approximately $313 per each $1,000 invested in the Partnership) of the sale proceeds to its limited partners, and, as required under the terms of the Partnerships credit facility, approximately $52,500,000 of the sale proceeds was used to repay a portion of the Partnerships indebtedness. Because the $25,000,000 distribution to the limited partners did not return 125 percent of the amount initially contributed by the limited partners, the General Partner did not receive a distribution from the proceeds of the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, received a brokerage fee of $2,112,500, representing 2.5 percent of the sales price, for acting as a broker in this transaction. The balance of the proceeds will be used by the Partnership for ongoing working capital. Because the sale of the Turnersville System did not represent a sale of all or substantially all of the Partnerships assets, no vote of the limited partners of the Partnership was required to approve this sale.

        PROPOSED DISPOSITION OF CABLE TELEVISION SYSTEM. On March 12, 1997, the Partnership entered into an asset purchase agreement to sell the Central Illinois System to an unaffiliated party for a sales price of $20,100,000, subject to customary closing adjustments. The closing of this sale is subject to a number of conditions, including obtaining necessary governmental and other third party consents and the expiration or termination of the waiting period specified in the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("Hart-Scott-Rodino") and the rules and regulations thereunder. Closing is expected to occur during the second half of 1997. Because the sale of the Central Illinois System does not represent the sale of all or substantially all of the Partnership assets, no vote of the limited partnership will be required to approve this sale. Upon the consummation of the proposed sale of the Central Illinois System, the Partnership will repay $10,050,000 of the then outstanding balance on its credit facility and a brokerage fee to The Jones Group, Ltd. a subsidiary of the General Partner totaling approximately $582,500 and then the Partnership will distribute the net sale proceeds of approximately $9,497,500 to its limited partners. This distribution will give the Partnership's limited partners an approximate return of $119 per $1,000 invested in the Partnership. Because limited partners have not yet received total distributions that are equal to 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive any of the proceeds from the Central Illinois System's sale. Taking into account the distribution made on the sale of the Turnersville System and the anticipated distribution to be made on the sale of the Central Illinois System, the limited partners should receive in 1997 a total of $432 for each $1,000 invested in the Partnership.

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

        REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1996, the Systems' monthly basic service rates ranged from $6.02 to $15.52, monthly basic and tier ("basic plus") service rates ranged from $17.95 to $28.04. and monthly premium services ranged from $2.74 to $10.95 per premium service. In addition, the Partnership and the Venture earn revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $43.30; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1996, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 65% of total revenues, premium service fees accounted for approximately 16% of total revenues, pay-per-view fees were approximately 2% of total revenues, advertising fees were approximately 6% of total revenues and the remaining 11% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership and the Venture are dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

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

        The Partnership directly holds 38 franchises, and the Venture holds 9 franchises. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

        Neither the Partnership nor the Venture has ever had a franchise revoked. The Partnership is currently negotiating the renewal of one franchise that is operating under an extension, and the Venture has no franchises that will expire prior to December 31, 1997. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

        COMPETITION. Cable television systems currently experience competition from several sources.

        BROADCAST TELEVISION. Cable television systems have traditionally
        --------------------
competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

        TRADITIONAL OVERBUILD. Cable television franchises are not exclusive, so
        ---------------------
that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in the systems owned or managed by the General Partner. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

        DBS. High-powered direct-to-home satellites have made possible the wide-
        ---
scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and additional entrants are expected. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS cannot currently offer its subscribers local programming, although at least one future DBS entrant is attempting to offer customers regional delivery of local broadcast signals. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

        TELEPHONE. Federal cross-ownership restrictions historically limited
        ---------
entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. A subsidiary of Ameritech has obtained a franchise for and begun cable service in Naperville, Illinois, in direct competition with the Naperville System. This competition is likely to have an adverse effect on the Naperville System's revenues, cash flow and fair market value. It could also have an adverse impact on the Partnership's ability to sell the Naperville System. The General Partner is taking prudent steps necessary to meet this competition from Ameritech and to safeguard the value of the Naperville System. These steps include a judicial challenge to the terms on which the franchise was issued to Ameritech. Litigation is currently pending in federal court against both the City of Naperville and Ameritech and includes claims by the City of Naperville against the Partnership. (See Item 3, Legal Proceedings.) Ameritech has also obtained franchises for Glen Ellyn and Vernon Hills, Illinois, both of which are currently served by cable systems owned by two partnerships managed by the General Partner. The General Partner cannot predict at this time the extent of telephone company competition that will emerge. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

        PRIVATE CABLE. Additional competition is provided by private cable
        -------------
television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, neither the Partnership nor the Venture has been able to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Partnership and the Venture are interested in providing these same services, but expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive.


        MMDS. Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have recently acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, neither the Partnership nor the Venture has lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Partnership's or the Venture's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC recently held auctions for spectrum that will be used by wireless operators to provide additional channels of programming over larger distances. In addition, an emerging technology, Local Multipoint Distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a subscriber's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

        Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

REGULATION AND LEGISLATION
--------------------------

        The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The new 1996 Telecom Act alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

        The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Venture's operations. This section briefly summarizes key laws and regulations affecting the operation of the Venture's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership or the Venture.

        CABLE RATE REGULATION. The 1992 Cable Act imposed an extensive rate
        ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

        Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

        The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

        Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

        The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

        CABLE ENTRY INTO TELECOMMUNICATIONS. The 1996 Telecom Act provides that
        -----------------------------------
no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

        Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

        TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION. The 1996 Telecom Act
        ---------------------------------------------
allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the General Partner is now witnessing the beginning of LEC competition in a few of its cable communities.

        Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

        Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

        ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION. The
        ---------------------------------------------------------------
1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

        ADDITIONAL OWNERSHIP RESTRICTIONS. The 1996 Telecom Act eliminates
        ---------------------------------
statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

        Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

        There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. BCI's investment in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. Neither the Partnership nor the Venture, however, currently plans to acquire such licenses.

        MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act contains broadcast
        ---------------------------------
signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's and the Venture's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

        ACCESS CHANNELS. LFAs can include franchise provisions requiring cable
        ---------------
operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 which mandate a modest rate reduction and could make commercial leased access a more attractive option to third party programmers.

        Access to Programming. To spur the development of independent cable
        ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

        OTHER FCC REGULATIONS. In addition to the FCC regulations noted above,
        ---------------------
there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

        Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

        COPYRIGHT. Cable television systems are subject to federal copyright
        ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's or the Venture's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

        STATE AND LOCAL REGULATION. Cable television systems generally are
        --------------------------
operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

        The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

        Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

        GENERAL. The Partnership's and the Venture's business consists of
        -------
providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's or the Venture's business. The Systems have had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The Partnership's and the Venture's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

        Neither the Partnership nor the Venture depends to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. Neither the Venture nor the Partnership has any employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's or the Venture's funds expended for such research and development has never been material.

        Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership or the Venture.

                              ITEM 2.  PROPERTIES
                              -------------------

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

Cable TV Fund 14-A/B Venture      Broward County System             March 1988

        The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1996, the Buffalo System operated cable plant passing approximately 23,900 homes, with an approximate 50% penetration rate; the Naperville System operated cable plant passing approximately 42,500 homes, with an approximate 64% penetration rate; the Calvert System operated cable plant passing approximately 25,900 homes, with an approximate 67% penetration rate, the Central Illinois System operated cable plant passing approximately

162,100 homes, with an approximate 67% penetration rate and the Broward County System operated cable plant passing approximately 89,100 homes, with an approximate 57% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

Cable TV Fund 14-A, Ltd.
------------------------
                                                  At December 31,
                                       ----------------------------------
Buffalo System                       1996             1995            1994
--------------                       ----             ----            ----
Monthly basic plus service rate     $22.50           $21.50          $20.00
Basic subscribers                   12,050           11,039           9,567
Pay units                            7,984            7,313           7,305


                                                  At December 31,
                                       ----------------------------------
Calvert County System                1996             1995            1994
---------------------                ----             ----            ----
Monthly basic plus service rate     $26.70           $26.63          $25.36
Basic subscribers                   17,367           16,454          15,428
Pay units                           17,509           17,893          16,034


                                                  At December 31,
                                       ----------------------------------
Central Illinois System              1996             1995            1994
-----------------------              ----             ----            ----
Monthly basic plus service rate     $19.82           $18.71          $17.21
Basic subscribers                   15,416           15,390          14,616
Pay units                           12,044           12,292          11,713


                                                  At December 31,
                                       ----------------------------------
Naperville System                    1996             1995            1994
-----------------                    ----             ----            ----
Monthly basic plus service rate     $23.87           $23.87          $23.87
Basic subscribers                   27,523           27,464          25,063
Pay units                           14,413*          17,360          17,636


        * For competitive reasons, beginning in 1996 The Disney Channel was converted from a pay service to a basic plus service resulting in the loss of approximately 3,000 pay units.


Cable TV Fund 14-A/B Venture
----------------------------
                                                  At December 31,
                                       ----------------------------------
Broward County System                1996             1995            1994
---------------------                ----             ----            ----
Monthly basic plus service rate     $25.58           $24.16          $23.56
Basic subscribers                   50,957           49,654          47,819
Pay units                           47,286           42,167          41,270


                          ITEM 3.  LEGAL PROCEEDINGS
                          --------------------------

        CABLE TV FUND 14-A, LTD. V. CITY OF NAPERVILLE AND AMERITECH NEW MEDIA,
        -----------------------------------------------------------------------
INC. AND CITY OF NAPERVILLE V. CABLE TV FUND 14-A, LTD., United States District
-------------------------------------------------------
Court for the Northern District of Illinois, Eastern Division, Case No. 96C 5962. The Partnership is plaintiff and counter-defendant in a suit challenging certain actions arising from the City of Naperville's grant of a franchise to Ameritech New Media, Inc. ("Ameritech NMI"). Specifically, the Partnership alleges that under Cable Act standards, the City should have modified the Partnership's Naperville franchise, because certain provisions of the franchise are unduly burdensome in a competitive environment.

Further, the Partnership alleges that the franchise granted by the City to Ameritech NMI is materially more favorable than the franchise granted to the Partnership, that this is contrary to Illinois law and that the Ameritech NMI franchise therefore is void. This suit also challenges the City's assertion that the Partnership has breached its franchise in various ways, particularly by withholding certain payments allegedly due to the City. In its countersuit, the City seeks a declaratory ruling that the Partnership has breached its franchise by withholding those same payments. Cross motions to dismiss and for partial summary judgment have been briefed and argued and are awaiting decision.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------

      None.


                                   PART II.
                                   -------

              ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
              -------------------------------------------------
                       AND RELATED SECURITY HOLDER MATTERS
                       -----------------------------------

        While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 14, 1997, the number of equity security holders in the Partnership was 12,290.

Item 6. Selected Financial Data
-------------------------------

                                                             For the Year Ended December 31,
                                          ---------------------------------------------------------------------
Cable TV Fund 14-A, Ltd.                      1996          1995          1994          1993          1992
------------------------                  ------------  ------------  ------------  ------------  -------------

Revenues                                  $47,808,719   $44,094,802   $40,442,268   $38,916,469   $ 36,315,757
Depreciation and Amortization              14,627,726    14,459,479    14,826,256    15,197,677     15,464,984
Operating Loss                               (397,890)   (1,459,868)   (3,323,006)   (3,562,804)    (4,065,858)
Equity in Net Loss of
 Cable Television Joint Venture              (815,252)   (1,104,003)   (1,468,218)   (1,277,358)    (1,676,435)
Net Loss                                   (7,371,183)   (8,536,167)   (9,472,910)   (8,608,115)   (10,382,060)
Net Loss per Limited Partnership Unit          (45.61)       (52.82)       (58.61)       (53.26)        (64.24)
Weighted average number of
 Limited Partnership Units outstanding        160,000       160,000       160,000       160,000        160,000
General Partner's
 Deficit                                     (776,152)     (702,440)     (617,078)     (522,349)      (436,268)
Limited Partners' Capital (Deficit)        (8,215,874)     (918,403)    7,532,402    16,910,583     25,432,617
Total Assets                               79,343,054    82,900,838    87,556,346    94,106,926    106,808,479
Debt                                       85,424,507    80,726,793    77,425,047    75,601,829     79,386,274
General Partner Advances                      352,232       887,215       706,579        58,974        457,354


                                                             For the Year Ended December 31,
                                          --------------------------------------------------------------------
Cable TV Fund 14-A/B Venture                 1996          1995          1994          1993           1992
----------------------------              -----------   -----------   -----------   -----------   ------------

Revenues                                  $25,519,105   $23,469,505   $22,183,524   $22,068,952   $ 20,212,867
Depreciation and Amortization               8,360,927     8,774,507     9,188,994     9,352,808      9,971,915
Operating Income (Loss)                        28,548      (753,422)   (2,661,198)   (2,324,939)    (3,293,133)
Net Loss                                   (3,008,309)   (4,073,811)   (5,417,779)   (4,713,500)    (6,186,107)
Partners' Capital                          14,981,843    17,990,152    22,063,963    27,481,742     32,195,242
Total Assets                               58,277,058    62,447,556    66,597,460    72,315,816     80,404,133
Debt                                       41,262,561    40,530,652    42,271,921    43,461,730     46,908,409
Jones Intercable, Inc. Advances               268,256     2,206,959       354,179        57,920        125,873

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

   The following discussion of the financial condition and results of operations of Cable TV Fund 14-A, Ltd. (the "Partnership") and Cable TV Fund 14-A/B
Venture (the "Venture")contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's and Venture's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

Cable TV Fund 14-A, Ltd. -
------------------------

   On January 10, 1997, the Partnership sold the cable television system serving the areas in and around Turnersville, New Jersey (the "Turnersville System") to an unaffiliated party for a sales price of $84,500,000. The Partnership distributed approximately $25,000,000 (or approximately $313 per each $1,000 invested in the Partnership) of the sale proceeds to its limited partners, and, as required under the terms of the Partnership's credit facility, approximately $52,500,000 of the sale proceeds will be used to repay a portion of the Partnership's indebtedness. Because the $25,000,000 distribution to the limited partners did not return 125 percent of the amount initially contributed by the limited partners, the General Partner did not receive a distribution from the proceeds of the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, received a brokerage fee of $2,112,500, representing 2.5 percent of the sales price, for acting as a broker in this transaction. The balance of the proceeds will be used by the Partnership for ongoing working capital. Because the sale of the Turnersville System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

   On March 12, 1997, the Partnership entered into an asset purchase agreement to sell the Central Illinois System to an unaffiliated party for a sales price of $20,100,000, subject to customary closing adjustments. The closing of this sale is subject to a number of conditions, including obtaining necessary governmental and other third party consents and the expiration or termination of the waiting period specified in the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations thereunder. Closing is expected to occur during the second half of 1997. Upon the consummation of the proposed sale of the Central Illinois System, the Partnership will repay $10,050,000 of the then-outstanding balance of its credit facility, and a brokerage fee to The Jones Group, Ltd. totaling approximately $502,500 and then the Partnership will distribute the net sale proceeds of approximately $9,547,500 to its limited partners. This distribution will give the Partnership's limited partners an approximate return of $119 per $1,000 invested in the Partnership. Because limited partners have not yet received total distributions 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive any of the proceeds from the Central Illinois System's sale. Taking into account the distribution made on the sale of the Turnersville System and the anticipated distribution to be made on the sale of the Central Illinois System, the limited partners should receive a total of $432 for each $1,000 invested in the Partnership in 1997. The Partnership will continue to own the cable television systems serving certain areas in and around Buffalo, Minnesota; Naperville, Illinois; and Calvert County, Maryland, as well as its 27 percent ownership interest in the Venture.

   During 1996, the Partnership generated net cash from operating activities totaling $6,647,260, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Partnership's directly owned systems totaled approximately $10,381,000 during 1996. Approximately 37 percent of these expenditures was for new plant construction and approximately 37 percent of these expenditures was attributable to construction of service drops to subscribers' homes. The remainder of the expenditures related to various enhancements throughout the Partnership's operating systems. These expenditures were funded primarily from cash generated from operations and borrowings under the Partnership's revolving credit facility. Budgeted capital expenditures for 1997 are approximately $7,700,000. Approximately 39 percent of the total capital expenditures will be used for new plant construction in all of the Partnership's systems. Approximately 33 percent will relate to construction of service drops to subscribers' homes. The remainder of the anticipated expenditures are for various enhancements in all of the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's remaining systems. Funding for the improvements is expected to come from cash on hand, cash generated from operations, and, if necessary, borrowings under its credit facility.

   Ameritech, which provides telephone service in a multi-state region including Illinois, has obtained a franchise that allows it to provide cable television service in Naperville, Illinois, a community currently served by the Naperville System. Ameritech has begun providing cable television service in Naperville in direct competition with the Naperville System. This competition is likely to have an adverse effect on the Naperville System's revenues, cash flow and fair market value. It could also have an adverse impact on the Partnership's ability to sell the Naperville System. The General Partner is taking prudent steps necessary to meet this competition from Ameritech and to safeguard the value of the Naperville System. These steps include a judicial challenge to the terms on which the franchise was issued to Ameritech. Litigation is currently pending in federal court against both the City of Naperville and Ameritech and includes claims by the City of Naperville against the Partnership.

        During July 1994, the Partnership entered into an $80,000,000 revolving credit facility. In December 1996, the credit facility was amended to permit a distribution to the limited partners of a portion of the proceeds from the sale of the Turnersville System, to amend the then-existing amortization schedule and to increase the facility to $84,700,000. At December 31, 1996, the maximum amount of $84,700,000 was outstanding. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.67 and 7.15, respectively. Upon the sale of the Turnersville System, and as required under the terms of the Partnership's amended credit facility, $52,500,000 of the sale proceeds was used to repay bank debt, leaving $32,200,000 outstanding under the revolving credit facility as of March 12, 1997. The Partnership has received commitments for a new revolving credit facility, which is expected to be finalized by March 31, 1997, with a commitment of $37,500,000. The Partnership will borrow $32,200,000 from the new credit facility to repay the old credit facility, leaving $5,300,000 of borrowings available for future needs. The new credit facility expires on September 30, 2000, at which time the then-outstanding balance is payable in full. Interest on the new credit facility's outstanding balance is at the Partnership's option of the London Interbank Offered Rate plus .875 percent to 1.375 percent, the Certificate of Deposit Rate plus 1.0 percent to 1.5 percent or the Base Rate plus 0 percent to .375 percent.

        The General Partner believes that the Partnership has sufficient sources of capital available from cash on hand, cash generated from operations and, if necessary, borrowings under its credit facility to meet its anticipated needs.

        In addition to those systems owned directly by it, the Partnership owns a 27 percent interest in the Venture. The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $815,252 compared to the December 31, 1995 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture during 1996.

Cable TV Fund 14-A/B Venture -
----------------------------

        For the twelve months ended December 31, 1996, the Venture generated net cash from operating activities totaling $5,204,336 which is available to fund capital expenditures and non-operating costs. The Venture expended approximately $3,880,000 on capital additions during 1996. Cable television plant extensions accounted for approximately 43 percent of these expenditures. The construction of service drops to homes accounted for approximately 37 percent of the expenditures. The remainder of these expenditures related to various enhancements in the Broward County System. These capital expenditures were funded primarily from cash generated from operations. The Venture plans to expend approximately $3,916,000 for capital additions in 1997. Of this total, approximately 35 percent will relate to the construction of service drops to homes and approximately 34 percent will be expended for cable television plant extensions. The remainder of the anticipated expenditures are for various enhancements in the Broward County System. These capital expenditures are expected to be funded from cash on hand, cash generated from operations and borrowings under its credit facility.

        In June 1996, the Venture amended its existing term loan providing for a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will be repaid in twenty quarterly installments with a final maturity of December 31, 2003. At December 31, 1996, the balance outstanding was $41,102,968, leaving $1,397,032 available for future borrowings. Interest is at the Venture's option of Prime plus 1/4 percent, LIBOR plus 1-1/4 percent or the Certificate of Deposit Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.79 percent and 7.17 percent, respectively.

        The General Partner believes that the Venture has sufficient sources of capital from cash on hand, cash generated from operations and borrowings under its credit facility to service its current needs.

RESULTS OF OPERATIONS
---------------------

Cable TV Fund 14-A, Ltd. -
------------------------

1996 Compared to 1995-

        Revenues of the Partnership increased $3,713,917, or approximately 8 percent, to $47,808,719 for 1996 compared to $44,094,802 in 1995. This increase was primarily due to basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 51 percent of the increase in revenues. Increases in the number of basic subscribers accounted for approximately 44 percent of the increase. The number of basic subscribers increased by 3,167 subscribers, or approximately 3 percent, to 109,037 at December 31, 1996 compared to 105,870 at December 31, 1995. No other individual factor was significant to the increase in revenues.

        Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

        Operating expenses increased $2,306,798, or approximately 9 percent, to $28,026,332 for 1996 compared to $25,719,534 in 1995. Operating expenses represented 59 percent of revenues in 1996 compared to 58 percent in 1995. Increases in programming fees primarily accounted for the increase in operating expenses. The increases in programming fees were due, in part, to the increase in the subscriber base. No other individual factor was significant to the increase in revenues.

        Management fees and allocated overhead from the General Partner increased $176,894, or approximately 3 percent, to $5,552,551 for 1996 compared to $5,375,657 in 1995. The increase was due to the increase in revenues, upon which such management fees are based.

        Depreciation and amortization expense increased $168,247, or approximately 1 percent, to $14,627,726 for 1996 compared to $14,459,479 in 1995. This increase was due to capital additions in 1996.

        Operating loss decreased $1,061,978, or approximately 73 percent, to $397,890 for 1996 compared to $1,459,868 in 1995. This decrease was due to the increase in revenues exceeding the increases in operating expenses, depreciation and amortization expense and management fees and allocated overhead from the General Partner.

        The cable television industry generally measures the financial performance of a cable television system in terms of operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense increased $1,230,225, or approximately 9 percent, to $14,229,836 for 1996 compared to $12,999,611 in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

        Interest expense decreased $51,639, or less than 1 percent, to $5,949,858 for 1996 compared to $6,001,497 in 1995. This decrease was due primarily to lower effective interest rates on interest bearing obligations.

        Loss before equity in net loss of cable television joint venture decreased $876,233, or approximately 12 percent, to $6,555,931 for 1996 compared to $7,432,164 in 1995. This decrease was due to the factors discussed above.

1995 Compared to 1994 -

        Revenues of the Partnership increased $3,652,534, or approximately 9 percent, to $44,094,802 for 1995 compared to $40,442,268 in 1994. Increases in the subscriber base and premium subscriptions accounted for approximately 53 percent of the increase. The number of basic subscribers increased 7,235, or approximately 7 percent, to 105,870 at December 31, 1995 compared to 98,635 at December 31, 1994. Premium service subscriptions increased 2,642, or approximately 3 percent, to 91,792 at December 31, 1995 compared to 89,150 at December 31, 1994. Rate increases during the first quarter of 1995 accounted for approximately 20 percent of the increase in revenues for 1995. An increase in advertising sales accounted for approximately 18 percent of the increase in revenues. No other individual factor was significant to the increase in revenues.

        Operating expenses increased $1,908,069, or approximately 8 percent, to $25,719,534 for 1995 compared to $23,811,465 in 1994. Operating expenses represented 58 percent of revenues in 1995 compared to 59 percent in 1994. Increases in programming fees and advertising sales related expenses primarily accounted for the increase in operating expenses. The increases in programming fees were due, in part, to the increase in the subscriber base. The increase in advertising sales related expenses was due, in part, to the increase in advertising sales activity. No other individual factor was significant to the increase in revenues.

        Management fees and allocated overhead from the General Partner increased $248,104, or approximately 5 percent, to $5,375,657 for 1995 compared to $5,127,553 in 1994. The increase was due to the increase in revenues, upon which such fees and allocations are based, and increases in allocated expenses from the General Partner.

        Depreciation and amortization expense decreased $366,777, or approximately 2 percent, to $14,459,479 for 1995 compared to $14,826,256 in 1994. This decrease was primarily due to the maturation of a portion of the intangible asset base.

        Operating loss decreased $1,863,138, or approximately 56 percent, to $1,459,868 for 1995 compared to $3,323,006 in 1994. This decrease was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

        Operating income before depreciation and amortization expense increased $1,496,361, or approximately 13 percent, to $12,999,611 for 1995 compared to $11,503,250 in 1994. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

        Interest expense increased to $1,503,270, or approximately 33 percent, $6,001,497 for 1995 compared to $4,498,227 in 1994. This increase was due primarily to higher outstanding balances on interest bearing obligations in 1995.

        Loss before equity in net loss of cable television joint venture decreased $572,528, or approximately 7 percent, to $7,432,164 for 1995 compared to $8,004,692 in 1994. This decrease was primarily due to the decrease in operating loss.

        In addition to the systems owned directly, the Partnership owns a 27 percent interest in Cable TV Fund 14-A/B Venture (the "Venture"). See Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to the Venture's operations.

Cable TV Fund 14-A/B Venture -
----------------------------

1996 Compared to 1995-

        Revenues of the Venture's Broward County System increased $2,049,600, or approximately 9 percent, to $25,519,105 in 1996 from $23,469,505 in 1995. Basic service rate increases accounted for approximately 35 percent of the increase in revenue. An increase in the number of basic subscribers accounted for approximately 27 percent of the increases in revenue. The number of basic subscribers totaled 50,957 at December 31, 1996 compared to 49,654 at December 31, 1995, an increase of 1,303, or approximately 3 percent. Increases in premium service revenue accounted for approximately 16 percent of the increase in revenue. No other individual factor significantly affected the increase in revenues.

        Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

        Operating expense increased $1,528,324, or approximately 12 percent, to $14,148,533 in 1996 from $12,620,209 in 1995. Operating expenses represented 55 percent of revenue in 1996, compared to 54 percent in 1995. The increase in operating expenses was due primarily to increases in programming fees, which were partially offset by decreases in personnel and marketing expenses. No other individual factor significantly affected the increase in operating expenses.

        Management fees and allocated overhead from Jones Intercable, Inc. increased $152,886, or approximately 5 percent, to $2,981,097 in 1996 from $2,828,211 in 1995. This increase was due primarily to the increase in revenues upon which such fees and allocations are based.

        Depreciation and amortization expense decreased $413,580, or approximately 5 percent, to $8,360,927 in 1996 from $8,774,507 in 1995. The decrease in depreciation and amortization expense was attributable to the maturation of the Venture's asset base.

        The Partnership reported operating income of $28,548 in 1996 compared to an operating loss of $753,422 in 1995. This change was due to the increase in revenues and the decreases in depreciation and amortization expense exceeding the increase in operating expenses and management fees and allocated overhead from Jones Intercable, Inc.

        The cable television industry generally measures the financial performance of a cable television system in terms of operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense increased $368,390, or approximately 5 percent, to $8,389,475 in 1996 from $8,021,085 in 1995 due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from Jones Intercable, Inc.

        Interest expense decreased $364,677, or approximately 11 percent, to $3,006,847 in 1996 from $3,371,524 in 1995 due to lower outstanding balances on interest bearing obligations during 1996 and lower effective interest rates on interest bearing obligations.

      Net loss decreased $1,065,502, or approximately 26 percent, to $3,008,309 in 1996 from $4,073,811 in 1995. These losses were primarily the result of the factors discussed above.

1995 Compared to 1994 -

      Revenues of the Venture's Broward County System increased $1,285,981, or approximately 6 percent, to $23,469,505 in 1995 from $22,183,524 in 1994. The number of basic subscribers totaled 49,654 at December 31, 1995 compared to 47,819 at December 31, 1994, an increase of 1,835, or approximately 4 percent. This increase in basic subscribers accounted for approximately 44 percent of the increases in revenue. Increases in premium service revenue accounted for approximately 25 percent of the increases in revenue and basic service rate adjustments accounted for approximately 11 percent of the increases in revenue. No other individual factor significantly affected the increase in revenues.

      Operating expenses decreased $258,229, or approximately 2 percent, to $12,620,209 in 1995 from $12,878,438 in 1994. Operating expenses represented 54 percent of revenue in 1995, compared to 58 percent in 1994. The decrease in operating expenses was due primarily to decreases in personnel and marketing expenses, which were partially offset by increases in programming fees and office related expenses. No other individual factor significantly affected the decrease in operating expense.

      Management fees and allocated overhead from Jones Intercable, Inc. increased $50,921, or approximately 2 percent, to $2,828,211 in 1995 from $2,777,290 in 1994 primarily due to the increase in revenues upon which such fees and allocations are based.

      Depreciation and amortization expense decreased $414,487, or approximately 5 percent, to $8,774,507 in 1995 from $9,188,994 in 1994. The decrease in depreciation and amortization expense was attributable to the maturation of the Venture's asset base.

      Operating loss decreased $1,907,776, or approximately 72 percent, to $753,422 in 1995 from $2,661,198 in 1994. This decrease was due to the increase in revenues and the decreases in operating and depreciation and amortization expenses exceeding the increase in management fees and allocated overhead from Jones Intercable, Inc.

      Operating income before depreciation and amortization expense increased $1,493,289, or approximately 23 percent, to $8,021,085 in 1995 from $6,527,796 in 1994 due to the increases in revenues and decreases in operating expenses exceeding the increase in management fees and allocated overhead from Jones Intercable, Inc.

      Interest expense increased $643,490, or approximately 24 percent, to $3,371,524 in 1995 from $2,728,034 in 1994 due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

      Net loss decreased $1,343,968, or approximately 25 percent, to $4,073,811 in 1995 from $5,417,779 in 1994. These losses were primarily the result of the factors discussed above.

Item 8.  Financial Statements
-----------------------------


                          CABLE TV FUND 14-A, LTD. AND
                          ----------------------------
                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------

                                     INDEX
                                     -----



                                                  Page
                                               ------------
                                               14-A  14-A/B
                                               ----  ------

Report of Independent Public Accountants         20    32

Balance Sheets                                   21    33

Statements of Operations                         23    35

Statements of Partners' Capital (Deficit)        24    36

Statements of Cash Flows                         25    37

Notes to Financial Statements                    26    38


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 14-A, Ltd.:

        We have audited the accompanying balance sheets of CABLE TV FUND 14-A, LTD. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP


Denver, Colorado,
 March 12, 1997.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                             December 31,
                                                                     ---------------------------
          ASSETS                                                         1996           1995
          ------                                                     ------------   ------------

CASH                                                                 $  1,257,022   $    293,179

TRADE RECEIVABLES, less allowance for doubtful receivables of
 $255,399 and $75,209 at December 31, 1996 and 1995, respectively       1,142,329      1,328,715

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                               137,237,866    128,171,454
 Less- accumulated depreciation                                       (76,946,443)   (67,771,303)
                                                                     ------------   ------------

                                                                       60,291,423     60,400,151
 Franchise costs and other intangible assets, net of accumulated amortization of $38,800,080 and $35,205,293 at
  December 31, 1996 and 1995, respectively                             11,788,190     15,382,977
 Investment in cable television joint venture                           3,963,820      4,779,072
                                                                     ------------   ------------

     Total investment in cable television properties                   76,043,433     80,562,200

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                           900,270        716,744
                                                                     ------------   ------------

     Total assets                                                    $ 79,343,054   $ 82,900,838
                                                                     ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                    December 31,
                                                            ----------------------------
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                1996           1995
     -------------------------------------------            ------------   -------------
LIABILITIES:
 Debt                                                       $ 85,424,507   $ 80,726,793
 Accounts payable-
  General Partner                                                352,232        887,215
 Trade accounts payable and accrued liabilities                2,412,088      2,774,638
 Subscriber prepayments                                          146,253        133,035
                                                            ------------   ------------

     Total liabilities                                        88,335,080     84,521,681
                                                            ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
 General Partner-
   Contributed capital                                             1,000          1,000
   Accumulated deficit                                          (777,152)      (703,440)
                                                            ------------   ------------

                                                                (776,152)      (702,440)
                                                            ------------   ------------

 Limited Partners-
   Net contributed capital (160,000 units outstanding at
    December 31, 1996 and 1995)                               68,722,000     68,722,000
   Accumulated deficit                                       (76,937,874)   (69,640,403)
                                                            ------------   ------------

                                                              (8,215,874)      (918,403)
                                                            ------------   ------------

     Total liabilities and partners' capital (deficit)      $ 79,343,054   $ 82,900,838
                                                            ============   =============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------





                                                        Year Ended December 31,
                                                 ---------------------------------------
                                                    1996          1995          1994
                                                 -----------   -----------   -----------

REVENUES                                         $47,808,719   $44,094,802   $40,442,268

COSTS AND EXPENSES:
  Operating expenses                              28,026,332    25,719,534    23,811,465
  Management fees and allocated overhead from
   General Partner                                 5,552,551     5,375,657     5,127,553
  Depreciation and amortization                   14,627,726    14,459,479    14,826,256
                                                 -----------   -----------   -----------

OPERATING LOSS                                      (397,890)   (1,459,868)   (3,323,006)
                                                 -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                (5,949,858)   (6,001,497)   (4,498,227)
  Other, net                                        (208,183)       29,201      (183,459)
                                                 -----------   -----------   -----------

     Total other income (expense)                 (6,158,041)   (5,972,296)   (4,681,686)
                                                 -----------   -----------   -----------

LOSS BEFORE EQUITY IN NET LOSS OF
  CABLE TELEVISION JOINT VENTURE                  (6,555,931)   (7,432,164)   (8,004,692)

EQUITY IN NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                                  $  (815,252)   (1,104,003)   (1,468,218)
                                                 -----------   -----------   -----------

NET LOSS                                         $(7,371,183)  $(8,536,167)  $(9,472,910)
                                                 ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                                $   (73,712)  $   (85,362)  $   (94,729)
                                                 ===========   ===========   ===========

  Limited Partners                               $(7,297,471)  $(8,450,805)  $(9,378,181)
                                                 ===========   ===========   ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                $(45.61)      $(52.82)      $(58.61)
                                                 ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                       160,000       160,000       160,000
                                                 ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                           Year Ended December 31,
                                  ---------------------------------------
                                     1996          1995          1994
                                  -----------   -----------   -----------

GENERAL PARTNER:
    Balance, beginning of year    $  (702,440)  $  (617,078)  $  (522,349)
    Net loss for year                 (73,712)      (85,362)      (94,729)
                                  -----------   -----------   -----------

    Balance, end of year          $  (776,152)  $  (702,440)  $  (617,078)
                                  ===========   ===========   ===========


LIMITED PARTNERS:
    Balance, beginning of year    $  (918,403)  $ 7,532,402   $16,910,583
    Net loss for year              (7,297,471)   (8,450,805)   (9,378,181)
                                  -----------   -----------   -----------

    Balance, end of year          $(8,215,874)  $  (918,403)  $ 7,532,402
                                  ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                     Year Ended December 31,
                                                            -------------------------------------------
                                                                1996          1995           1994
                                                            -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $ (7,371,183)  $ (8,536,167)  $ (9,472,910)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Depreciation and amortization                             14,627,726     14,459,479     14,826,256
    Equity in net loss of cable television joint venture         815,252      1,104,003      1,468,218
    Amortization of interest rate protection contract                  -         16,667         16,668
    Decrease (increase) in trade receivables                     186,386       (258,134)      (132,111)
    Increase in deposits, prepaid expenses
     and deferred charges                                       (726,606)       (63,074)      (699,666)
    Increase (decrease) in trade accounts payable and
     accrued liabilities and subscriber prepayments             (349,332)       398,277        451,507
    Increase (decrease) in advances from General Partner        (534,983)       180,636        647,605
                                                            ------------   ------------   ------------

        Net cash provided by operating activities              6,647,260      7,301,687      7,105,567
                                                            ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                     (10,381,131)   (10,737,233)    (8,978,588)
                                                            ------------   ------------   ------------

        Net cash used in investing activities                (10,381,131)   (10,737,233)    (8,978,588)
                                                            ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                      5,183,313      3,546,885     77,661,002
 Repayment of debt                                              (485,599)      (245,139)   (75,837,784)
                                                            ------------   ------------   ------------

        Net cash provided by financing activities              4,697,714      3,301,746      1,823,218
                                                            ------------   ------------   ------------

Increase (decrease) in cash                                      963,843       (133,800)       (49,803)

Cash, beginning of year                                          293,179        426,979        476,782
                                                            ------------   ------------   ------------

Cash, end of year                                           $  1,257,022   $    293,179   $    426,979
                                                            ============   ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                              $  6,136,741   $  5,740,361   $  4,339,995
                                                            ============   ============   ============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

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

     Cable Television System Acquisitions and Formation of the Venture
     -----------------------------------------------------------------

     The Partnership acquired the cable television systems serving certain areas in and around the communities of Turnersville, New Jersey (the "Turnersville System"); Buffalo, Minnesota; Naperville, Illinois; and Calvert County, Maryland in 1987. In 1991, the Partnership purchased additional cable television systems serving certain communities in Central Illinois (the "Central Illinois System"). As discussed below, the Partnership sold the Turnersville System on January 10, 1997 and entered into an asset purchase agreement on March 12, 1997 to sell the Central Illinois System.

     Cable Television System Sales
     -----------------------------

     On January 10, 1997, the Partnership sold the Turnersville System to an unaffiliated party for a sales price of $84,500,000. The Partnership distributed approximately $25,000,000 (or approximately $313 per each $1,000 invested in the Partnership) of the sale proceeds to its limited partners, and, as required under the terms of the Partnership's credit facility, approximately $52,500,000 of the sale proceeds will be used to repay a portion of the Partnership's indebtedness. Because the $25,000,000 distribution to the limited partners did not return 125 percent of the amount initially contributed by the limited partners, the General Partner did not receive a distribution from the proceeds of the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, received a brokerage fee of $2,112,500, representing 2.5 percent of the sales price, for acting as a broker in this transaction. The balance of the proceeds will be used by the Partnership for ongoing working capital. Because the sale of the Turnersville System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale. The Partnership will continue to own the cable television systems serving certain areas in and around Buffalo, Minnesota; Naperville, Illinois; and Calvert County, Maryland, as well as its 27 percent ownership interest in the Venture.

     On March 12, 1997, the Partnership entered into an asset purchase agreement to sell the Central Illinois System to an unaffiliated party for a sales price of $20,100,000, subject to customary closing adjustments. The closing of this sale is subject to a number of conditions, including obtaining necessary governmental and other third party consents and the expiration or termination of the waiting period specified in the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations thereunder. Closing is expected to occur during the second half of 1997. Upon the consummation of the proposed sale of the Central Illinois System, the Partnership will repay $10,050,000 of the then-outstanding balance of its credit facility, and a brokerage fee to The Jones Group, Ltd. totaling approximately $502,500, and then the Partnership will distribute the net sale proceeds of approximately $9,547,500 to its limited partners. This distribution will give the Partnership's limited partners an approximate return of $119 per $1,000 invested in the Partnership. Because limited partners have not yet received total distributions 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive any of the proceeds from the Central Illinois System's sale. Taking into account the distribution made on the sale of the Turnersville System and the anticipated distribution to be made on the sale of the Central Illinois System, the limited partners should receive a total of $432 for each $1,000 invested in the Partnership in 1997. The Partnership will continue to own the cable television systems serving certain areas in and around Buffalo, Minnesota; Naperville, Illinois; and Calvert County, Maryland, as well as its 27 percent ownership interest in the Venture.

        The pro forma effect of the sale of the Turnersville System on the results of the Partnership's operations for the years ended December 31, 1996 and 1995, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                          For the Year Ended December 31, 1996
                                        -----------------------------------------
                                                        Pro Forma
                                        As Reported    Adjustments    Pro Forma
                                        ------------  -------------  ------------

Revenues                                $47,808,719   $(17,525,511)  $30,283,208
                                        ===========   ============   ===========

Operating Loss                          $  (397,890)  $ (2,623,944)  $(3,021,834)
                                        ===========   ============   ===========

Loss Before Equity in Net Loss of
 Cable Television Joint Venture         $(6,555,931)  $  1,187,766   $(5,368,165)
                                        ===========   ============   ===========

                                           For the Year Ended December 31, 1995
                                        -----------------------------------------
                                                        Pro Forma
                                        As Reported    Adjustments    Pro Forma
                                        ------------  -------------  ------------

Revenues                                $44,094,802   $(16,392,499)  $27,702,303
                                        ===========   ============   ===========

Operating Loss                          $(1,459,868)  $ (1,995,588)  $(3,455,456)
                                        ===========   ============   ===========

Loss Before Equity in Net Loss of
 Cable Television Joint Venture         $(7,432,164)  $  1,771,014   $(5,661,150)
                                        ===========   ============   ===========

        Contributed Capital, Commissions and Syndication Costs
        ------------------------------------------------------

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

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        Accounting Records
        ------------------

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

        Purchase Price Allocation
        -------------------------

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

        Investment in Cable Television Joint Venture
        --------------------------------------------

        In addition to its wholly owned systems, the Partnership owns a 27 percent interest in the Venture through a capital contribution made in March 1988 of $18,975,000. The Venture acquired the Broward County System in March 1988. The Venture incurred losses of $3,008,309, $4,073,811 and $5,417,779 in
1996, 1995 and 1994, respectively, of which $815,252, $1,104,003 and $1,468,218, respectively, was allocated to the Partnership. The investment is accounted for on the equity method. The operations of the Venture are significant to the Partnership and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Venture on pages 32 to 41.

        Property, Plant and Equipment
        -----------------------------

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

          Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

          Intangible Assets
          -----------------

          Costs assigned to intangible assets are being amortized using the straight-line method over the following remaining estimated useful lives:

          Franchise costs                                          1 -  3  years
          Subscriber lists                                              3  years
          Costs in excess of interests in net assets purchased    30 - 35  years

          Revenue Recognition
          -------------------

          Subscriber prepayments are initially deferred and recognized as revenue when earned.

          Reclassification
          ----------------

          Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(3)       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
          ----------------------------------------------------

          Management Fees, Distribution Ratios and Reimbursements
          -------------------------------------------------------

          Intercable manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Partnership for the years ended December 31, 1996, 1995, and 1994 (exclusive of the Partnership's 27 percent interest in the Venture) were $2,390,436, $2,204,740 and $2,022,113, respectively.

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

          The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses (exclusive of the Partnership's 27 percent interest in the Venture) were $3,162,115, $3,170,917 and $3,105,440 in 1996, 1995 and 1994, respectively.

          The Partnership was charged interest during 1996 at an average interest rate of 8.58 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Intercable was $250,004, $23,107 and, $43,708 for the years ended December 31, 1996, 1995 and 1994, respectively.

          Payments to/from Affiliates for Programming Services
          ----------------------------------------------------

          The Partnership receives programming from Superaudio, Jones Education Company, Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

          Payments to Superaudio totaled $63,513, $54,644 and $51,858 in 1996, 1995 and 1994, respectively. Payments to Jones Education Company totaled $133,110, $126,679 and $72,733 in 1996, 1995 and 1994, respectively. Payments to Great American Country, Inc., which initiated service in 1996, totaled $35,100 in 1996.

          The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $90,304, $77,790 and $42,223 in 1996, 1995 and 1994, respectively.

(4)       PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following:


                                           December 31,
                                   -----------------------------
                                       1996            1995
                                   ------------    ------------

Cable distribution systems         $126,936,005    $116,916,533
Equipment and tools                   4,124,407       4,130,430
Office furniture and equipment        1,714,390       1,644,051
Buildings                             2,407,909       2,393,755
Vehicles                              1,667,374       2,698,904
Land                                    387,781         387,781
                                   ------------    ------------

                                    137,237,866     128,171,454
Less - accumulated depreciation     (76,946,443)    (67,771,303)
                                   ------------    ------------

                                   $ 60,291,423    $ 60,400,151
                                   ============    ============

(5) DEBT
    ----

                                        December 31,
                                   -------------------------

Debt consists of the following:        1996          1995
                                   -----------   -----------

Lending institutions-
  Revolving credit and term loan   $84,700,000   $80,000,000
Capital lease obligations              724,507       726,793
                                   -----------   -----------

                                   $85,424,507   $80,726,793
                                   ===========   ===========

        During July 1994, the Partnership entered into an $80,000,000 revolving credit facility. In December 1996, the credit facility was amended to permit a distribution to the limited partners of a portion of the proceeds from the sale of the Turnersville System, to amend the then-existing amortization schedule and to increase the facility to $84,700,000. At December 31, 1996, the maximum amount of $84,700,000 was outstanding. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.67 and 7.15, respectively. Upon the sale of the Turnersville System, and as required under the terms of the Partnership's amended credit facility, $52,500,000 of the sale proceeds was used to repay bank debt, leaving $32,200,000 outstanding under the revolving credit facility as of March 12, 1997. The Partnership has received commitments for a new revolving credit facility, which is expected to be finalized by March 31, 1997, with a commitment of $37,500,000. The Partnership will borrow $32,200,000 from the new credit facility to repay the old credit facility, leaving $5,300,000 of borrowings available for future needs. The new credit facility expires on September 30, 2000, at which time the then-outstanding balance is payable in full. Interest on the new credit facility's outstanding balance is at the Partnership's option of the London Interbank Offered Rate plus .875 percent to 1.375 percent, the Certificate of Deposit Rate plus 1.0 percent to 1.5 percent or the Base Rate plus 0 percent to .375 percent.

        Installments due on debt principal for each of the five years in the period ending December 31, 2001, and thereafter, respectively, are: $6,569,852, $10,804,852, $15,039,852, $19,129,951, $21,175,000 and $12,705,000. At December
31, 1996, substantially all of the Partnership's property, plant and equipment secured the above indebtedness.

        At December 31, 1996, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(6)     INCOME TAXES
        ------------

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

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

        Cable TV Fund 14-A, Ltd. v. City of Naperville and Ameritech New Media,
        -----------------------------------------------------------------------
Inc. and City of Naperville v. Cable TV Fund 14-A, Ltd., United States District
------------------------------------------------------
Court for the Northern District of Illinois, Eastern Division, Case No. 96C 5962. The Partnership is plaintiff and counter-defendant in a suit challenging certain actions arising from the City of Naperville's grant of a franchise to Ameritech New Media, Inc. ("Ameritech NMI"). Specifically, the Partnership alleges that under Cable Act standards, the City should have modified the Partnership's Naperville franchise, since certain items are unduly burdensome in a competitive environment. Further, the Partnership alleges that the franchise granted to Ameritech NMI is materially more favorable than the franchise granted to the Partnership and that this is contrary to Illinois law and that the Ameritech NMI franchise therefore is void. This suit also challenges the City's assertion that the Partnership has breached its franchise in various ways, particularly by withholding certain payments allegedly due to the City. In its countersuit, the City seeks a declaratory ruling that the Partnership has breached its franchise by withholding those same payments. Cross motions to dismiss and for partial summary judgment have been briefed and argued and are awaiting decision.

        The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $296,719, $242,084 and $233,251, respectively, for the years ended December 31, 1996, 1995 and 1994. Minimum commitments under operating leases for the five years in the period ending December 31, 2001, and thereafter are as follows:

        1997          $283,384
        1998           260,195
        1999           171,802
        2000            13,200
        2001               750
        Thereafter       2,250
                      --------
                      $731,581
                      ========

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:


                                                                        Year Ended December 31,
                                                                 ------------------------------------
                                                                    1996         1995        1994
                                                                 -----------  -----------  ----------

Maintenance and repairs                                          $   633,182  $   761,244  $  754,314
                                                                 ===========  ===========  ==========

Taxes, other than income and payroll taxes                       $   147,180  $   213,244  $  162,029
                                                                 ===========  ===========  ==========

Advertising                                                      $   717,531  $   694,205  $  688,611
                                                                 ===========  ===========  ==========

Depreciation of property, plant and equipment                    $11,032,939  $10,706,143  $9,957,440
                                                                 ===========  ===========  ==========

Amortization of intangible assets                                $ 3,594,787  $ 3,753,336  $4,868,816
                                                                 ===========  ===========  ==========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Partners of Cable TV Fund 14-A/B Venture:

        We have audited the accompanying balance sheets of CABLE TV FUND 14-A/B VENTURE (a Colorado general partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A/B Venture as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                            ARTHUR ANDERSEN LLP


Denver, Colorado,
 March 7, 1997.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                               December 31,
                                                                      --------------------------
           ASSETS                                                         1996           1995
           ------                                                     ------------   ------------

CASH                                                                  $    489,615   $    371,870

TRADE RECEIVABLES, less allowance for doubtful receivables of
 $104,005 and $102,006 at December 31, 1996 and 1995, respectively         879,267      1,093,967

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                                 55,892,778     52,012,981
 Less- accumulated depreciation                                        (27,437,977)   (24,307,885)
                                                                      ------------   ------------

                                                                        28,454,801     27,705,096

 Franchise costs and other intangible assets, net of accumulated amortization of $52,915,541 and $48,078,124 at December 31, 1996
  and 1995, respectively                                                28,071,425     32,908,842
                                                                      ------------   ------------

            Total investment in cable television properties             56,526,226     60,613,938

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                            381,950        367,781
                                                                      ------------   ------------

            Total assets                                              $ 58,277,058   $ 62,447,556
                                                                      ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                            December 31,
                                                   ---------------------------
     LIABILITIES AND PARTNERS' CAPITAL                 1996           1995
     ---------------------------------             ------------   ------------

LIABILITIES:
 Debt                                              $ 41,262,561   $ 40,530,652
 Jones Intercable, Inc. advances                        268,256      2,206,959
 Trade accounts payable and accrued liabilities       1,282,624      1,222,013
 Subscriber prepayments                                 481,774        497,780
                                                   ------------   ------------

     Total liabilities                               43,295,215     44,457,404
                                                   ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL:
 Contributed capital                                 70,000,000     70,000,000
 Accumulated deficit                                (55,018,157)   (52,009,848)
                                                   ------------   ------------

                                                     14,981,843     17,990,152
                                                   ------------   ------------

     Total liabilities and partners' capital       $ 58,277,058   $ 62,447,556
                                                   ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                       Year Ended December 31,
                                                ---------------------------------------
                                                    1996          1995          1994
                                                -----------   -----------   -----------

REVENUES                                        $25,519,105   $23,469,505   $22,183,524

COSTS AND EXPENSES:
 Operating expenses                              14,148,533    12,620,209    12,878,438
 Management fees and allocated overhead from
  Jones Intercable, Inc.                          2,981,097     2,828,211     2,777,290
 Depreciation and amortization                    8,360,927     8,774,507     9,188,994
                                                -----------   -----------   -----------

OPERATING INCOME (LOSS)                              28,548      (753,422)   (2,661,198)
                                                -----------   -----------   -----------

OTHER INCOME (EXPENSE):
 Interest expense                                (3,006,847)   (3,371,524)   (2,728,034)
 Other, net                                         (30,010)       51,135       (28,547)
                                                -----------   -----------   -----------

     Total other income (expense)                (3,036,857)   (3,320,389)   (2,756,581)
                                                -----------   -----------   -----------

NET LOSS                                        $(3,008,309)  $(4,073,811)  $(5,417,779)
                                                ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------


                                           Year Ended December 31,
                                   ---------------------------------------
                                      1996          1995          1994
                                   -----------   -----------   -----------

CABLE TV FUND 14-A, LTD. (27%):
    Balance, beginning of year     $ 4,779,072   $ 5,883,075   $ 7,351,293
    Net loss for year                 (815,252)   (1,104,003)   (1,468,218)
                                   -----------   -----------   -----------

    Balance, end of year           $ 3,963,820   $ 4,779,072   $ 5,883,075
                                   ===========   ===========   ===========


CABLE TV FUND 14-B, LTD. (73%):
    Balance, beginning of year     $13,211,080   $16,180,888   $20,130,449
    Net loss for year               (2,193,057)   (2,969,808)   (3,949,561)
                                   -----------   -----------   -----------

    Balance, end of year           $11,018,023   $13,211,080   $16,180,888
                                   ===========   ==========    ===========

TOTAL:
    Balance, beginning of year     $17,990,152   $22,063,963   $27,481,742
    Net loss for year               (3,008,309)   (4,073,811)   (5,417,779)
                                   ===========   ==========    ===========

    Balance, end of year           $14,981,843   $17,990,152   $22,063,963
                                   ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                       Year Ended December 31,
                                                              ----------------------------------------
                                                                  1996          1995          1994
                                                              -----------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     $(3,008,309)  $(4,073,811)  $(5,417,779)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Depreciation and amortization                                8,360,927     8,774,507     9,188,994
   Amortization of interest rate protection agreement                 793        82,085        82,080
   Decrease (increase) in trade receivables                       214,700      (492,782)      225,591
   Decrease  (increase) in deposits, prepaid expenses
    and deferred charges                                         (408,380)     (193,197)     (206,491)
   Increase (decrease) in accounts payable, accrued
    liabilities and subscriber prepayments                         44,605      (187,604)      592,973
                                                              -----------   -----------   -----------

     Net cash provided by operating activities                  5,204,336     3,909,198     4,465,368
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                      (3,879,797)   (3,903,813)   (3,630,545)
                                                              -----------   -----------   -----------

     Net cash used in investing activities                     (3,879,797)   (3,903,813)   (3,630,545)
                                                              -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from borrowings                                       3,612,576       108,593        71,380
 Repayment of debt                                             (2,880,667)   (1,849,862)   (1,261,189)
 Increase (decrease) in advances from Jones Intercable, Inc.   (1,938,703)    1,852,780       296,259
                                                              -----------   -----------   -----------

     Net cash provided by (used in) financing activities       (1,206,794)      111,511      (893,550)
                                                              -----------   -----------   -----------

Increase (decrease) in cash                                       117,745       116,896       (58,727)

Cash, beginning of year                                           371,870       254,974       313,701
                                                              -----------   -----------   -----------

Cash, end of year                                             $   489,615   $   371,870   $   254,974
                                                              ===========   ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                $ 2,929,302   $ 3,467,008   $ 2,454,391
                                                              ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 14-A/B VENTURE
                          ----------------------------
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

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

     Contributed Capital
     -------------------

     The capitalization of the Venture is set forth in the accompanying Statements of Partners' Capital.

     All Venture distributions, including those made from cash flow, from the sale or refinancing of Venture property and on dissolution of the Venture, shall be made to the Venture Partners in proportion to their 27 and 73 percent interests in the Venture.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Accounting Records
     ------------------

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Venture's tax returns are also prepared on the accrual basis.

     The preparation of financial statements in conformity with generally accepted accounting principles requires Intercable's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Purchase Price Allocation
     -------------------------

     The Broward County System acquisition was accounted for as a purchase with the purchase price allocated to tangible and intangible assets based upon an independent appraisal. The method of allocation of purchase price was as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists and noncompete agreements with previous owners; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased. Brokerage fees paid to an affiliate of Intercable and other system acquisition costs were capitalized and included in the cost of intangible assets.

     Property, Plant and Equipment
     -----------------------------

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

        Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

        Intangible Assets
        -----------------

        Costs assigned to franchises, subscriber lists and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                                          1 -  6  years
               Subscriber lists                                              2  years
               Costs in excess of interests in net assets purchased         32  years

        Revenue Recognition
        -------------------

        Subscriber prepayments are initially deferred and recognized as revenue when earned.

        Reclassification
        ----------------

        Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(3)     TRANSACTIONS WITH AFFILIATES
        ----------------------------

        Management Fees and Reimbursements
        ----------------------------------

        Intercable manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Venture for the years ended December 31, 1996, 1995 and 1994 were $1,275,955, $1,173,475 and $1,109,176, respectively.

        The Venture reimburses Intercable for allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, accounting, administrative, legal, and investor relations services to the Venture. Such services, and their related costs, are necessary to the operation of the Venture and would have been incurred by the Venture, if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1996, 1995 and 1994 were $1,705,142, $1,654,736 and $1,668,114, respectively.

        The Venture was charged interest during 1996 at an average interest rate of 8.58 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Intercable was $122,224, $155,659 and $960 for the years ended December 31, 1996, 1995 and 1994, respectively.

        Payments to/from Affiliates for Programming Services
        ----------------------------------------------------

        The Venture receives programming from Superaudio, Jones Education Company, Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

        Payments to Superaudio totaled $34,421, $30,171 and $30,631 in 1996, 1995 and 1994, respectively. Payments to Jones Education Company totaled $37,113, $32,268 and $33,445 in 1996, 1995 and 1994, respectively. Payments to
Great American Country, Inc., which initiated service in 1996, totaled $47,590 in 1996.

        The Venture receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Venture totaling $49,973, $23,430 and $23,856 in 1996, 1995 and 1994, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following:

                                           December 31,
                                   ---------------------------
                                       1996           1995
                                   ------------   ------------

Cable distribution systems         $ 49,591,013   $ 45,655,600
Equipment and tools                   1,899,148      1,749,450
Office furniture and equipment        1,149,554      1,150,940
Buildings                             1,870,430      1,869,631
Vehicles                                651,766        856,493
Land                                    730,867        730,867
                                   ------------   ------------
                                     55,892,778     52,012,981

Less - accumulated depreciation     (27,437,977)   (24,307,885)
                                   ------------   ------------

                                   $ 28,454,801   $ 27,705,096
                                   ============   ============

(5) DEBT
    ----

    Debt consists of the following:        December 31,
                                   ---------------------------
                                       1996           1995
                                   ------------   ------------
    Lending institutions-
      Revolving credit and
        term loan                  $ 41,102,968   $ 40,365,468

    Capital lease obligations           159,593        165,184
                                   ------------   ------------

                                   $ 41,262,561   $ 40,530,652
                                   ============   ============

     In June 1996, the Venture amended its existing term loan providing for a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will be repaid in twenty quarterly installments with a final maturity of December 31, 2003. At December 31, 1996, the balance outstanding was $41,102,968, leaving $1,397,032 available for future borrowings. Interest is at the Venture's option of Prime plus 1/4 percent, the London Interbank Offered Rate plus 1-1/4 percent or the Certificate of Deposit Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.79 percent and 7.17 percent, respectively.

     Installments due on debt principal for each of the five years in the period ending December 31, 2001 and thereafter, respectively, are: $47,882, $47,882, $5,450,848, $6,815,949, $8,500,000 and $20,400,000. At December 31,
1996, substantially all of the Venture's property, plant and equipment secured the above indebtedness.

     At December 31, 1996, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(6)  INCOME TAXES
     ------------

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

(7)     COMMITMENTS AND CONTINGENCIES
        -----------------------------

        Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $21,762, $22,680 and $49,856, respectively for the years ended December 31, 1996, 1995 and 1994. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2001 and thereafter are as follows:

        1997          $ 57,708
        1998            51,878
        1999            50,712
        2000            50,712
        2001            50,712
        Thereafter     462,776
                       -------
                      $724,498
                      --------

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:

                                                                       Year Ended December 31,
                                                                 ----------------------------------
                                                                    1996        1995        1994
                                                                 ----------  ----------  ----------

Maintenance and repairs                                          $  163,219  $  204,878  $  238,893
                                                                 ==========  ==========  ==========

Taxes, other than income and payroll taxes                       $  425,691  $  268,757  $  258,369
                                                                 ==========  ==========  ==========

Advertising                                                      $  197,237  $  152,727  $  157,998
                                                                 ==========  ==========  ==========

Depreciation of property, plant and equipment                    $3,523,510  $3,429,925  $3,315,438
                                                                 ==========  ==========  ==========

Amortization of intangible assets                                $4,837,417  $5,344,582  $5,873,556
                                                                 ==========  ==========  ==========

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

      None.


                                   PART III.
                                   --------

           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           ------------------------------------------------------------

        The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

    Glenn R. Jones           67      Chairman of the Board and Chief
                                      Executive Officer
    Derek H. Burney          57      Vice Chairman of the Board
    James B. O'Brien         47      President and Director
    Ruth E. Warren           47      Group Vice President/Operations
    Kevin P. Coyle           45      Group Vice President/Finance
    Christopher J. Bowick    41      Group Vice President/Technology
    George H. Newton         62      Group Vice President/Telecommunications
    Raymond L. Vigil         50      Group Vice President/Human Resources
    Cynthia A. Winning       45      Group Vice President/Marketing
    Elizabeth M. Steele      45      Vice President/General Counsel/Secretary
    Larry W. Kaschinske      37      Vice President/Controller
    Robert E. Cole           64      Director
    William E. Frenzel       68      Director
    Donald L. Jacobs         58      Director
    James J. Krejci          55      Director
    John A. MacDonald        43      Director
    Raphael M. Solot         63      Director
    Howard O. Thrall         49      Director
    Siim A. Vanaselja        40      Director
    Sanford Zisman           57      Director
    Robert B. Zoellick       43      Director

        Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the

American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

        Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is also a director of Bell Cablemedia plc, Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited, Northbridge Programming Inc. and certain subsidiaries of Bell Canada International.

        Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Vice Chairman and a director of the Cable Television Administration and Marketing Association and as a director and member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies .


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

        Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990, named Controller in August 1994 and was elected Vice President/Controller in June 1996.

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

        Mr. William E. Frenzel was appointed a Director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

        Mr. Donald L. Jacobs was appointed a Director of the General Partner in April 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW. During his career, Mr. Jacobs served on several corporate, professional and civic boards.

        Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci has been a Director of the General Partner since August 1987.

        Mr. John A. MacDonald was appointed a Director of the General Partner in November 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc. Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

        Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 31 years with an emphasis on franchise, corporate and partnership law and complex litigation.

        Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr. Thrall is Senior Vice President--Corporate Development for First National Net, Inc., a leading service provider for the mortgage banking industry, and he heads First National Net's Washington, D.C. regional office. From September 1993 to July 1996, Mr. Thrall has served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also an active management and international marketing consultant, having completed assignments with McDonnell Douglas Aerospace, JAL Trading Inc. Technology Solutions Company, Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others.

        Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

        Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a member of the law firm, Zisman & Ingraham, P.C. of Denver, Colorado and has practiced law for 31 years, with an emphasis on tax, business and estate planning and probate administration. Mr. Zisman currently serves as a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, and he has served as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee of the hospital. Since 1992, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

        Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is Executive Vice President for Housing and Law of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders

Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of Alliance Capital, Said Holdings, the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany, the American Institute for Contemporary German Studies and the Overseas Development Council.

                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------

        The Partnership has no employees; however, various personnel are required to operate the Systems. Such personnel are employed by the General Partner and, the cost of such employment is charged by the General Partner to the Partnership or the Venture as a direct reimbursement item. See Item 13.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

        As of March 4, 1997, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           --------------------------------------------------------

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

TRANSACTIONS WITH THE GENERAL PARTNER

        The General Partner charges a management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses.
These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership and the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's and the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.

        The General Partner also advances funds and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

        Jones Education Company ("JEC") is owned 63% by Jones International, Ltd. ("International"), an affiliate of the General Partner, 9% by Glenn R. Jones, 12% by Bell Canada International Inc. ("BCI") and 16% by the General Partner. JEC operates two television networks, JEC Knowledge TV and Jones Computer Network. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Jones Computer Network provides programming focused primarily on computers and technology. JEC sells its programming to certain cable television systems owned or managed by the General Partner.

     The Great American Country network provides country music video programming to certain cable television systems owned or managed by the General Partner. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International.

     Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to certain cable television systems owned or managed by the General Partner.

     The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network (PIN), which is a 24-hour network that airs long-form advertising generally known as infomercials. The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of the General Partners owned and managed systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Partnerships owned cable television systems totaled approximately $90,304 for the year ended December 31, 1996. Revenues received by the Venture from the PIN Venture relating the Ventures owned cable television systems totaled approximately $49,973 for the year ended December 31, 1996.

     The charges to the Partnership and to the Venture for related party transactions are as follows for the periods indicated:

                                             For the Year Ended December 31,
                                             -------------------------------
Cable TV Fund 14-A                           1996         1995         1994
------------------                           ----         ----         ----
Management fees                            $2,390,436   $2,204,740   $2,022,113
Allocation of expenses                      3,162,115    3,170,917    3,105,440
Interest expense                              250,004       23,107       43,708
Amount of advances outstanding                352,232      887,215      706,579
Highest amount of advances outstanding 3,453,993 887,215 1,004,121 Programming fees:
    Jones Education Company                   133,110      126,679       72,733
    Great American Country                     35,100            0            0
    Superaudio                                 63,513       54,644       51,858

                                             For the Year Ended December 31,
                                             -------------------------------
Cable TV Fund 14-A/B Venture                   1996         1995         1994
----------------------------                   ----         ----         ----
Management fees                            $1,275,955   $1,173,475   $1,109,176
Allocation of expenses                      1,705,142    1,654,736    1,668,114
Interest expense                              122,224      155,659          960
Amount of advances outstanding                268,256    2,206,959      354,179
Highest amount of advances outstanding 2,206,959 2,206,959 354,179 Programming fees:
    Jones Education Company                    37,113       32,268       27,751
    Great American Country                     47,590            0            0
    Superaudio                                 34,421       30,171       30,631

                                    PART IV.
                                    --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

(a)1. See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

   3.     The following exhibits are filed herewith.

 4.1      Limited Partnership Agreement for Cable TV Fund 14-A, Ltd. (1)

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

 10.2.2 First Amendment dated December 30, 1996 to Credit Agreement dated as of July 21, 1994 among Cable TV Fund 14-A, Ltd. and The Bank of Nova Scotia, as agent for various lenders.

 10.2.3 Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (6)

 10.2.4 First Letter Amendment dated June 11, 1990 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (6)

 10.2.5 Second Letter Amendment dated May 28, 1992 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (6)

 10.2.6 Third Letter Amendment dated June 30, 1994 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B) (9)

 10.2.7 Fourth Letter Amendment dated June 24, 1996 to Credit Agreement dated as of September 30, 1988 among Cable TV Fund 14-A/B Venture and The Bank of Nova Scotia, as agent for various lenders. (Fund 14-A/B)

 10.3.1 Purchase and Sale Agreement dated as of March 31, 1988 by and between Cable TV Fund 14-A/B Venture as Buyer and Jones Intercable, Inc. as Seller. (Fund 14-A/B) (7)

 10.3.2 Purchase and Sale Agreement dated as of May 30, 1991, by and between Jones Intercable, Inc. and Fund 14-A. (Fund 14-A) (8)

 10.3.3 Asset Purchase Agreement dated as of March 28, 1996, between Cable TV Fund 14-A, Ltd. and Lenfest Atlantic, Inc. (11)

 10.3.4 Asset Purchase Agreement dated March 12, 1997 between Cable TV Fund 14-A, Ltd. and Triax Midwest Associates, L.P.

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

 (5) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1992.

 (6) Incorporated by reference from Registrants' Reports on Form 8-K dated March 31, 1993 (Commission File Nos. 0-15378 and 0-16200)

 (7) Incorporated by reference from Registrants' Reports on Form 8-K dated March 31, 1988 (Commission File Nos. 0-15378 and 0-16200)

 (8) Incorporated by reference from Fund 14-A's Report on Form 8-K dated June 12, 1991 (Commission File No. 0-15378).

 (9) Incorporated by reference from the Annual Report Reports on Form 10-K for fiscal year ended December 31, 1994 of Jones Intercable, Inc. (Commission File No. 1-9953)

 (10) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1994.

 (11) Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended December 31, 1995.

(b)       Reports on Form 8-K
          -------------------
          None.

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

                                 CABLE TV FUND 14-A, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.


                                 By: /s/ Glenn R. Jones
                                     --------------------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 24, 1997                 Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By: /s/ Glenn R. Jones
                                     --------------------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 24, 1997                 (Principal Executive Officer)


                                 By: /s/ Kevin P. Coyle
                                     --------------------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 24, 1997                 (Principal Financial Officer)


                                 By: /s/ Larry Kaschinske
                                     --------------------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 24, 1997                 (Principal Accounting Officer)


                                 By: /s/ James B. O'Brien
                                     --------------------------------
                                      James B. O'Brien
Dated: March 24, 1997                 President and Director


                                 By: /s/ Derek H. Burney
                                     --------------------------------
                                      Derek H. Burney
Dated: March 24, 1997                 Director


                                 By: /s/ Robert E. Cole
                                     --------------------------------
                                      Robert E. Cole
Dated: March 24, 1997                 Director

                                 By: /s/ William E. Frenzel
                                     --------------------------------
                                      William E. Frenzel
Dated: March 24, 1997                 Director


                                 By: /s/ Donald L. Jacobs
                                     --------------------------------
                                      Donald L. Jacobs
Dated: March 24, 1997                 Director


                                 By: /s/ James J. Krejci
                                     --------------------------------
                                      James J. Krejci
Dated: March 24, 1997                 Director


                                 By:
                                     --------------------------------
                                      John A. MacDonald
Dated: March 24, 1997                 Director


                                 By: /s/ Raphael M. Solot
                                     --------------------------------
                                      Raphael M. Solot
Dated: March 24, 1997                 Director


                                 By:
                                     --------------------------------
                                      Howard O. Thrall
Dated: March 24, 1997                 Director


                                 By: /s/ Siim A. Vanaselja
                                     --------------------------------
                                      Siim A. Vanaselja
Dated: March 24, 1997                 Director


                                 By: /s/ Sanford Zisman
                                     --------------------------------
                                      Sanford Zisman
Dated: March 24, 1997                 Director


                                 By: /s/ Robert B. Zoellick
                                     --------------------------------
                                      Robert B. Zoellick
Dated: March 24, 1997                 Director