Form 10-Q
period 1997-03-31
CABLE TV FUND 14-A LTD
filed 1997-05-13
CIK 810334

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1997.
                               --------------
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_________________to_________________.

                         Commission File Number 0-15378


                           CABLE TV FUND 14-A, LTD.
-------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                            #84-1024657
-------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                    March 31,      December 31,
                       ASSETS                                          1997           1996
                       ------                                      -------------  -------------

CASH                                                               $  4,507,261   $  1,257,022

TRADE RECEIVABLES, less allowance for doubtful receivables of
 $156,144 and $255,399 at March 31, 1997 and December 31, 1996,
 respectively                                                           538,877      1,142,329

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                              94,876,548    137,237,866
 Less- accumulated depreciation                                     (52,551,453)   (76,946,443)
                                                                   ------------   ------------

                                                                     42,325,095     60,291,423
 Franchise costs and other intangible assets, net of
  accumulated amortization of $26,715,844 and
  $38,800,080 at March 31, 1997 and
  December 31, 1996, respectively                                     8,667,934     11,788,190
 Investment in cable television joint venture                         3,802,688      3,963,820
                                                                   ------------   ------------

   Total investment in cable television properties                   54,795,717     76,043,433

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                       1,070,263        900,270
                                                                   ------------   ------------

   Total assets                                                    $ 60,912,118   $ 79,343,054
                                                                   ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                             March 31,    December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)              1997           1996
      -------------------------------------------          -------------  -------------

LIABILITIES:
 Debt                                                      $ 32,802,350   $ 85,424,507
 General Partner advances                                             -        352,232
 Trade accounts payable and accrued liabilities               1,525,060      2,412,088
 Subscriber prepayments                                         129,607        146,253
                                                           ------------   ------------

    Total liabilities                                        34,457,017     88,335,080
                                                           ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partner-
  Contributed capital                                             1,000          1,000
  Accumulated deficit                                           (25,768)      (777,152)
                                                           ------------   ------------

                                                                (24,768)      (776,152)
                                                           ------------   ------------

 Limited Partners-
  Net contributed capital (160,000 units outstanding at
   March 31, 1997 and December 31, 1996)                     68,722,000     68,722,000
  Accumulated deficit                                       (17,242,131)   (76,937,874)
  Distributions                                             (25,000,000)             -
                                                           ------------   ------------

                                                             26,479,869     (8,215,874)
                                                           ------------   ------------

    Total liabilities and partners' capital (deficit)      $ 60,912,118   $ 79,343,054
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                                For the Three Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                    1997          1996
                                                                -----------   ------------
REVENUES                                                        $ 7,770,411   $11,455,731

COSTS AND EXPENSES:
 Operating expenses                                               4,525,488     6,952,930
 Management fees and allocated overhead from General Partner        915,785     1,351,776
 Depreciation and amortization                                    2,822,180     3,669,752
                                                                -----------   -----------

OPERATING LOSS                                                     (493,042)     (518,727)
                                                                -----------   -----------

OTHER INCOME (EXPENSE):
 Interest expense                                                  (617,003)   (1,460,881)
 Gain on sale of cable television system                         62,923,951             -
 Other, net                                                      (1,205,647)       (5,814)
                                                                -----------   -----------

  Total other income (expense), net                              61,101,301    (1,466,695)
                                                                -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN NET LOSS OF CABLE
 TELEVISION JOINT VENTURE                                        60,608,259    (1,985,422)

EQUITY IN NET LOSS OF CABLE TELEVISION JOINT VENTURE               (161,132)     (221,997)
                                                                -----------   -----------

NET INCOME (LOSS)                                               $60,447,127   $(2,207,419)
                                                                ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
 General Partner                                                $   751,384   $   (22,074)
                                                                ===========   ===========

 Limited Partners                                               $59,695,743   $(2,185,345)
                                                                ===========   ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                      $373.10       $(13.66)
                                                                ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                                  160,000       160,000
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                            1997          1996
                                                                        ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                      $ 60,447,127   $(2,207,419)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                           2,822,180     3,669,752
   Gain on sale of cable television system                               (62,923,951)            -
   Equity in net loss of cable television joint venture                      161,132       221,997
   Decrease in trade receivables                                             603,452       120,641
   Increase in deposits, prepaid expenses and deferred charges              (252,447)     (283,446)
   Decrease in trade accounts payable and accrued liabilities and
    subscriber prepayments                                                  (903,674)     (928,814)
   Increase (decrease) in General Partner advances                          (352,232)    1,462,641
                                                                        ------------   -----------

     Net cash provided by (used in) operating activities                    (398,413)    2,055,352
                                                                        ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                       (1,116,691)   (1,743,711)
 Proceeds from sale of cable television system, net of brokerage fee      82,387,500             -
                                                                        ------------   -----------

     Net cash provided by (used in) investing activities                  81,270,809    (1,743,711)
                                                                        ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                 32,300,000     3,546,885
 Repayment of debt                                                       (84,922,157)   (3,622,648)
 Distribution to Limited Partners                                        (25,000,000)            -
                                                                        ------------   -----------

     Net cash used in financing activities                               (77,622,157)      (75,763)
                                                                        ------------   -----------

Increase in cash                                                           3,250,239       235,878

Cash, beginning of period                                                  1,257,022       293,179
                                                                        ------------   -----------

Cash, end of period                                                     $  4,507,261   $   529,057
                                                                        ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                          $  1,276,471   $ 1,817,501
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at March 31, 1997 and December 31, 1996 and its results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

       The Partnership owns and operates the cable television systems serving the areas in and around Buffalo, Minnesota; Naperville, Illinois; Calvert County, Maryland; and certain communities in Central Illinois (the "Central Illinois System"). In addition, the Partnership owns a 27 percent interest in the Cable TV Fund 14-A/B Venture (the "Venture"). The Venture owns and operates the cable television system serving certain areas in Broward County, Florida (the "Broward County System"). As discussed below, the Partnership sold its cable television system in Turnersville, New Jersey (the "Turnersville System") on January 10, 1997 and entered into an asset purchase agreement on March 12, 1997 to sell the Central Illinois System.

(2) Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1997 and 1996 (excluding the Partnership's interest in the Venture) were $388,521 and $572,786, respectively.

       The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three month periods ended March 31, 1997 and 1996 (excluding the Partnership's interest in the Venture) were $527,264 and $778,990, respectively.

(3) On January 10, 1997, the Partnership sold the Turnersville System to an unaffiliated party for a sales price of $84,500,000. The Partnership distributed $25,000,000 (or approximately $313 per each $1,000 invested in the Partnership) of the sale proceeds to its limited partners, and, as required under the terms of the Partnership's credit facility, approximately $52,500,000 of the sale proceeds were used to repay a portion of the Partnership's indebtedness. Because the $25,000,000 distribution to the limited partners did not return 125 percent of the amount initially contributed by the limited partners, the General Partner did not receive a distribution from the proceeds of the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, received a brokerage fee of $2,112,500, representing 2.5 percent of the sales price, for acting as a broker in this transaction. The balance of the proceeds will be used by the Partnership for ongoing working capital. Because the sale of the Turnersville System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     The pro forma effect of the sale of the Turnersville System on the results of the Partnership's operations for the three months ended March 31, 1997 and 1996, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                                 For the Three Months Ended March 31, 1997
                                            --------------------------------------------------
                                                                  Pro Forma
                                                  As Reported    Adjustments    Pro Forma
                                                  ------------  -------------  ------------

       Revenues                                   $ 7,770,411   $   (452,711)  $ 7,317,700
                                                  ===========   ============   ===========

       Operating Loss                             $  (493,042)  $   (174,315)  $  (667,357)
                                                  ===========   ============   ===========

       Income (Loss) Before Equity in Net Loss
        of Cable Television Joint Venture         $60,608,259   $(61,944,614)  $(1,336,355)
                                                  ===========   ============   ===========
                                                 For the Three Months Ended March 31, 1996
                                            --------------------------------------------------
                                                                 Pro Forma
                                                  As Reported   Adjustments    Pro Forma
                                                  ------------  ------------  ------------

       Revenues                                   $11,455,731   $(4,183,084)   $7,272,647
                                                  ===========   ===========    ==========

       Operating Loss                             $  (518,727)  $  (431,238)   $ (949,965)
                                                  ===========   ===========    ==========

       Income (Loss) Before Equity in Net Loss
        of Cable Television Joint Venture         $(1,985,422)  $ 3,074,414    $1,088,992
                                                  ===========   ===========    ==========

(4) On March 12, 1997, the Partnership entered into an asset purchase agreement to sell the Central Illinois System to an unaffiliated party for a sales price of $20,100,000, subject to customary closing adjustments. The closing of this sale is subject to a number of conditions, including obtaining necessary governmental and other third party consents and the expiration or termination of the waiting period specified in the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations thereunder. Closing is expected to occur during the second half of 1997. Upon the consummation of the proposed sale of the Central Illinois System, the Partnership will repay $10,050,000 of the then-outstanding balance of its credit facility, and a brokerage fee to The Jones Group, Ltd. totaling approximately $502,500, and then the Partnership will distribute the net sale proceeds of approximately $9,547,500 to its limited partners. This distribution will give the Partnership's limited partners an approximate return of $119 per $1,000 invested in the Partnership. Because limited partners have not received total distributions equal to 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive any of the proceeds from the Central Illinois System's sale. Taking into account the distribution made on the sale of the Turnersville System and the anticipated distribution to be made on the sale of the Central Illinois System in 1997, the limited partners should receive a total of $432 for each $1,000 invested in the Partnership.

(5)    Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                  March 31, 1997     December 31, 1996
                                                  ---------------    -----------------
       ASSETS
       ------

Cash and accounts receivable                        $  1,766,885       $  1,368,882

Investment in cable television properties             55,406,992         56,526,226

Other assets                                             569,753            381,950
                                                    ------------       ------------

       Total assets                                 $ 57,743,630       $ 58,277,058
                                                    ============       ============

  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------

Debt                                                $ 41,644,430       $ 41,262,561

Payables and accrued liabilities                       1,711,941          2,032,654

Partners' contributed capital                         70,000,000         70,000,000

Accumulated deficit                                  (55,612,741)       (55,018,157)
                                                    ------------       ------------

       Total liabilities and partners' capital      $ 57,743,630       $ 58,277,058
                                                    ============       ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                       For the Three Months Ended
                                                               March 31,
                                                       ---------------------------
                                                          1997            1996
                                                       ----------      -----------
Revenues                                               $6,844,105      $6,260,965

Operating expenses                                      3,833,754       3,515,716

Management fees and allocated overhead
  from General Partner                                    813,632         735,844

Depreciation and amortization                           2,121,717       2,061,381

Operating income (loss)                                    75,002         (51,976)

Interest expense                                         (703,657)       (801,691)

Other, net                                                 34,071          34,490
                                                       ----------      ----------

 Net loss                                              $ (594,584)     $ (819,177)
                                                       ==========      ==========


       Management fees and reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $342,205 and $471,427, respectively, for the three month period ended March 31, 1997, and $313,048 and $422,796, respectively, for the three month period ended March 31, 1996.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

The Partnership-

       It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Naperville System is being marketed for sale. There is no assurance as to the timing or terms of any sales.

       On January 10, 1997, the Partnership sold the Turnersville System to an unaffiliated party for a sales price of $84,500,000. The Partnership distributed $25,000,000 (or approximately $313 per each $1,000 invested in the Partnership) of the sale proceeds to its limited partners, and, as required under the terms of the Partnership's credit facility, approximately $52,500,000 of the sale proceeds were used to repay a portion of the Partnership's indebtedness. Because the $25,000,000 distribution to the limited partners did not return 125 percent of the amount initially contributed by the limited partners, the General Partner did not receive a distribution from the proceeds of the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, received a brokerage fee of $2,112,500, representing 2.5 percent of the sales price, for acting as a broker in this transaction. The balance of the proceeds will be used by the Partnership for ongoing working capital. Because the sale of the Turnersville System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

       On March 12, 1997, the Partnership entered into an asset purchase agreement to sell the Central Illinois System to an unaffiliated party for a sales price of $20,100,000, subject to customary closing adjustments. The closing of this sale is subject to a number of conditions, including obtaining necessary governmental and other third party consents and the expiration or termination of the waiting period specified in the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations thereunder. Closing is expected to occur during the second half of 1997. Upon the consummation of the proposed sale of the Central Illinois System, the Partnership will repay $10,050,000 of the then-outstanding balance of its credit facility, and a brokerage fee to The Jones Group, Ltd. totaling approximately $502,500, and then the Partnership will distribute the net sale proceeds of approximately $9,547,500 to its limited partners. This distribution will give the Partnership's limited partners an approximate return of $119 per $1,000 invested in the Partnership. Because limited partners have not received total distributions equal to 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive any of the proceeds from the Central Illinois System's sale. Taking into account the distribution made on the sale of the Turnersville System and the anticipated distribution to be made on the sale of the Central Illinois System in 1997, the limited partners should receive a total of $432 for each $1,000 invested in the Partnership.

       For the three months ended March 31, 1997, capital expenditures totaled approximately $1,117,000 during the first three months of 1997. Approximately 56 percent of the expenditures related to construction of service drops to subscribers' homes. Approximately 28 percent of the expenditures related to new plant construction in all of the Partnership's systems. The remainder of the expenditures was for various enhancements in all of the Partnership's systems. These expenditures were funded primarily from cash on hand and cash generated from operations. Budgeted capital expenditures for the remainder of 1997 are approximately $6,600,000. Approximately 45 percent of the total capital expenditures will be used for new plant construction in all of the Partnership's systems. Approximately 29 percent will relate to construction of service drops to subscribers' homes. The remainder of the anticipated expenditures are for various enhancements in all of the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's remaining systems. Funding for the improvements is expected to come from cash on hand, cash generated from operations, and, if necessary, borrowings under its new credit facility. As a result of the pending sale of the Central Illinois System, remaining budgeted capital expenditures for the Central Illinois System for 1997 will be only for various enhancements necessary to maintain the value of the Central Illinois System until it is sold. Depending upon the timing of the closing of the sale of the Central Illinois System, the Partnership likely will make only the portion of budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Central Illinois System.

       Ameritech, which provides telephone service in a multi-state region including Illinois, has begun providing cable television service in Naperville, Illinois, a community currently served by the Naperville System. This competition is having a negative effect on the Naperville System's revenues, cash flow and fair market value. It could also have a negative impact on the Partnership's ability to sell the Naperville System. The General Partner is taking prudent steps necessary to meet this competition from Ameritech and, to the extent possible, to safeguard the value of the Naperville System. These steps include a judicial challenge to the terms on which the franchise was issued to Ameritech. Litigation is currently pending in federal court against both the City of Naperville and Ameritech and includes claims by the City of Naperville against the Partnership.

       In December 1996, the Partnership's $80,000,000 credit facility was amended to permit a distribution to the limited partners of a portion of the proceeds from the sale of the Turnersville System, to amend the then-existing amortization schedule and to increase the facility to $84,700,000. Upon the sale of the Turnersville System and as required under the terms of the Partnership's amended credit facility, $52,500,000 of the sale proceeds were used to repay a portion of the then-outstanding balance of the credit facility, leaving $32,200,000 outstanding under the facility. During March 1997, the Partnership entered into a new $37,500,000 revolving credit facility. The Partnership borrowed $32,300,000 on the new credit facility to pay off the old credit facility, leaving $5,200,000 for future borrowings. The new credit facility expires on September 30, 2000, at which time the then-outstanding balance is payable in full. Interest on the new credit facility's outstanding balance is at the Partnership's option of the London Interbank Offered Rate plus
 .875 percent to 1.375 percent, the Certificate of Deposit Rate plus 1.0 percent to 1.5 percent or the Base Rate plus 0 percent to .375 percent. The effective interest rates on amounts outstanding as of March 31, 1997 and 1996 were 7.14 percent and 6.66 percent, respectively.

       The General Partner believes that the Partnership has sufficient sources of capital available from cash on hand, cash generated from operations and borrowings under its credit facility to meet its anticipated needs.

       In addition to those systems owned directly by it, the Partnership owns a 27 percent interest in the Venture. The Partnership's investment in the Venture, accounted for under the equity method, decreased by $161,132 compared to the December 31, 1996 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture during the first quarter of 1997.

The Venture-

       For the three months ended March 31, 1997, the Venture generated net cash from operating activities totaling $1,118,673, which is available to fund capital expenditures and non-operating costs. During the first three months of 1997, capital expenditures in the Venture-owned Broward County System totaled approximately $911,000. Approximately 45 percent of these expenditures related to service drops to homes. Approximately 33 percent of these expenditures related to new plant construction. The remainder of the expenditures was for various enhancements in the Broward County System. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1997 are approximately $3,000,000. Approximately 43 percent will relate to service drops to homes. Approximately 38 percent will relate to new plant construction. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These expenditures are necessary to maintain the value of the Broward County System. These capital expenditures are expected to be funded from cash on hand and cash generated from operations.

       In June 1996, the Venture amended its existing term loan providing for a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will begin to reduce quarterly until December 31, 2003, when the amount available will be zero. At March 31, 1997, the balance outstanding was $41,503,000, leaving $997,000 available for future borrowings. Interest is at the Venture's option of the Prime Rate plus 1/4 percent, LIBOR plus 1-1/4 percent or the CD Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of March 31, 1997 and 1996 were 6.77 percent and
6.63 percent, respectively.

       The General Partner believes that the Venture has sufficient sources of capital from cash on hand, cash generated from operations and available borrowings under its credit facility to service its current needs.

RESULTS OF OPERATIONS
---------------------

The Partnership-

       Revenues of the Partnership decreased $3,685,320, or approximately 32 percent, to $7,770,411 for the first quarter of 1997 from $11,455,731 for the first quarter of 1996. This decrease was a result of the sale of the Turnersville System. Disregarding the effect of the sale of the Turnersville System, revenues would have increased $45,053, or approximately 1 percent, to $7,317,700 for the three months ended March 31, 1997 from $7,272,647 for the comparable 1996 period. Basic service rate increases accounted for approximately 84 percent of the increase. The increase in revenues would have been greater but for the reduction in subscribers due to competition from Ameritech. No other individual factor was significant to the increase in revenues.

       Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

       Operating expenses decreased $2,427,442, or approximately 35 percent, to $4,525,488 for the quarter ended March 31, 1997 from $6,952,930 for the quarter ended March 31, 1996. This decrease was a result of the sale of the Turnersville System. Disregarding the effect of the Turnersville System sale, operating expenses decreased $191,793, or approximately 4 percent, to $4,394,119 for the three months ended March 31, 1997 from $4,585,912 for the comparable 1996 period. Operating expenses represented 60 percent of revenue in 1997 compared to 63 percent of revenue in 1996. This decrease was primarily due to decreases in personnel expenses.

       The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $1,257,878, or approximately 28 percent, to $3,244,923 for the three months ended March 31, 1997 from $4,502,801 for the similar period in 1996.
This decrease was a result of the sale of the Turnersville System. Disregarding the effect of the Turnersville System sale, operating cash flow increased $236,846, or approximately 9 percent, to $2,923,581 in 1997 from $2,686,735 in
1996. This increase is due to the increase in revenues and decrease in operating expenses.

       Management fees and allocated overhead from the General Partner decreased $435,991, or approximately 32 percent, to $915,785 for the three month period ended March 31, 1997 from $1,351,776 for the three month period ended March 31, 1996. This decrease was a result of the sale of the Turnersville System. Disregarding the effect of the Turnersville System sale, management fees and allocated overhead from the General Partner increased $5,851, or approximately 1 percent, to $869,245 in 1997 from $863,394 in 1996. This increase was primarily due to an increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from the General Partner.

       Depreciation and amortization expense decreased $847,572, or approximately 23 percent, to $2,822,180 for the three month period ended March 31, 1997 from $3,669,752 for the three month period ended March 31, 1996. This decrease was a result of the sale of the Turnersville System. Disregarding the effect of the Turnersville System sale, depreciation and amortization expense decreased $51,613, or approximately 2 percent, to $2,721,693 in 1997 from $2,773,306 in 1996. This decrease was due to maturation of the Partnership's asset base.

       Operating loss decreased $25,685, or approximately 5 percent, to $493,042 for the three month period ended March 31, 1997 from $518,727 for the three month period ended March 31, 1996. Disregarding the effect of the Turnersville System sale, operating loss decreased $282,608, or approximately 30 percent, to $667,357 in 1997 from $949,965 in 1996 primarily due to the increase in revenues and the decreases in operating expenses and depreciation and amortization expense exceeding the increase in management fees and allocated overhead from the General Partner.

       Interest expense decreased $843,878, or approximately 58 percent, to $617,003 for the three months ended March 31, 1997 from $1,460,881 for the comparable 1996 period. This decrease was primarily due to lower outstanding balances on interest bearing obligations in 1997. A portion of the proceeds from the sale of the Turnersville System was used to reduce the Partnership's debt.

       The Partnership recognized a gain of $62,923,951 related to the sale of the Turnersville System in January 1997. No similar gain was recognized in 1996.

       The Partnership reported income before equity in net loss of cable television joint venture of $60,608,259 in 1997 compared to a loss of $1,985,422 in 1996. This change was primarily due to the sale of the Turnersville System.

       In addition to the systems owned exclusively by it, the Partnership owns a 27 percent interest in the Venture.

The Venture-

       Revenues of the Venture's Broward County System increased $583,140, or approximately 9 percent, to $6,844,105 for the three months ended March 31, 1997, from $6,260,965 for the comparable 1996 period. Basic service rate increases accounted for approximately 30 percent of the increase in revenues. The number of basic subscribers totaled 52,042 at March 31, 1997 compared to 50,965 at March 31, 1996, an increase of 1,077, or approximately 2 percent.
This increase in basic subscribers accounted for approximately 14 percent of the increase in revenues. An increase in advertising activity accounted for approximately 27 percent of the increase in revenues. No other individual factor significantly affected the increase in revenues.

       Operating expenses increased $318,038, or approximately 9 percent, to $3,833,754 for the three months ended March 31, 1997 from $3,515,716 for the comparable 1996 period. Operating expenses represented approximately 56 percent of revenue for both 1997 and 1996. This increase in operating expenses was due primarily to increases in programming fees and advertising expenses. No other individual factor significantly affected the increase in operating expenses.

       Operating cash flow increased $265,102, or approximately 10 percent, to $3,010,351 for the three months ended March 31, 1997 from $2,745,249 for the comparable 1996 period due to the increase in revenues exceeding the increase in operating expenses.

       Management fees and allocated overhead from Jones Intercable, Inc. increased $77,788, or approximately 11 percent, to $813,632 for the three months ended March 31, 1997 from $735,844 for the comparable 1996 period. This increase was primarily due to the increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from Jones Intercable, Inc.

       Depreciation and amortization expense increased $60,336, or approximately 3 percent, to $2,121,717 for the three months ended March 31, 1997 from $2,061,381 for the comparable 1996 period. This increase was attributable to capital additions to the Venture's asset base.

       For the three months ended March 31, 1997, the Venture had operating income of $75,002 compared to an operating loss of $51,976 for the three months ended March 31, 1996. This change was due to the increase in revenues exceeding the increases in operating expenses, depreciation and amortization expenses and management fees and allocated overhead from Jones Intercable, Inc.

       Interest expense decreased $98,034, or approximately 12 percent, to $703,657 for the three months ended March 31, 1997 from $801,691 for the comparable 1996 period due to lower outstanding balances on interest bearing obligations.

       Net loss decreased $224,593, or approximately 27 percent, to $594,584 for the three months ended March 31, 1997 from $819,177 for the comparable 1996 period. These losses were primarily the result of the factors discussed above.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

             Report on Form 8-K dated January 10, 1997 reports that:

             On January 10, 1997, Cable TV Fund 14-A, Ltd. sold the cable television system serving the areas in and around Turnersville, New Jersey to an unaffiliated party for a sales price totaling approximately $84,500,000, subject to closing adjustments.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  CABLE TV FUND 14-A, LTD.
                  BY:  JONES INTERCABLE, INC., LTD.
                       General Partner



                  By:  /S/ Kevin P. Coyle
                       -----------------------------
                       Kevin P. Coyle
                       Group Vice President/Finance
                       (Principal Financial Officer)

Dated: May 13, 1997