Form 10-Q
period 1997-06-30
CABLE TV FUND 14-A LTD
filed 1997-08-13
CIK 810334

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997.
                               --------------
                                       or
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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                       June 30,     December 31,
ASSETS                                                                   1997           1996
------                                                               -------------  -------------

CASH                                                                 $  8,106,490   $  1,257,022

TRADE RECEIVABLES, less allowance for doubtful receivables
  of $74,549 and $255,399 at June 30, 1997 and December 31, 1996,
    respectively                                                          608,052      1,142,329

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               81,661,103    137,237,866
  Less- accumulated depreciation                                      (46,530,801)   (76,946,443)
                                                                     ------------   ------------

                                                                       35,130,302     60,291,423

  Franchise costs and other intangible assets, net of accumulated amortization of $11,873,541 and $38,800,080 at June 30, 1997
    and December 31, 1996, respectively                                 2,920,963     11,788,190
  Investment in cable television joint venture                          3,646,921      3,963,820
                                                                     ------------   ------------

         Total investment in cable television properties               41,698,186     76,043,433

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                         1,819,080        900,270
                                                                     ------------   ------------

         Total assets                                                $ 52,231,808   $ 79,343,054
                                                                     ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                June 30,     December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                       1997           1996
-------------------------------------------                   -------------  -------------

LIABILITIES:
  Debt                                                        $ 18,386,781   $ 85,424,507
  General Partner advances                                         334,918        352,232
  Trade accounts payable and accrued liabilities                 1,694,643      2,412,088
  Subscriber prepayments                                            88,070        146,253
  Accrued distributions to limited partners                      9,547,500              -
                                                              ------------   ------------

         Total liabilities                                      30,051,912     88,335,080
                                                              ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                              1,000          1,000
    Accumulated deficit                                            (43,546)      (777,152)
                                                              ------------   ------------

                                                                   (42,546)      (776,152)
                                                              ------------   ------------

  Limited Partners-
    Net contributed capital (160,000 units outstanding at
       June 30, 1997 and December 31, 1996)                     68,722,000     68,722,000
    Accumulated deficit                                        (11,952,058)   (76,937,874)
    Distributions                                              (34,547,500)             -
                                                              ------------   ------------
                                                                22,222,442     (8,215,874)
                                                              ------------   ------------

         Total liabilities and partners' capital (deficit)    $ 52,231,808   $ 79,343,054
                                                              ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                               For the Three Months Ended    For the Six Months Ended
                                                          June 30,                   June 30,
                                               --------------------------   -------------------------

                                                      1997           1996          1997          1996
                                               -----------    -----------   -----------   -----------

REVENUES                                       $ 7,422,692    $11,734,834   $15,193,103   $23,190,565

COSTS AND EXPENSES:
  Operating expenses                             5,553,318      6,593,511    10,078,806    13,546,441
  Management fees and allocated
    overhead from General Partner                  747,994      1,360,323     1,663,779     2,712,099
  Depreciation and amortization                  3,080,949      3,563,169     5,903,129     7,232,921
                                               -----------    -----------   -----------   -----------

OPERATING INCOME (LOSS)                         (1,959,569)       217,831    (2,452,611)     (300,896)
                                               -----------    -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                (557,834)    (1,605,558)   (1,174,837)   (3,066,439)
  Gain on sale of cable television systems       7,050,021              -    69,973,972             -
  Other, net                                       895,444        (57,930)     (310,203)      (63,744)
                                               -----------    -----------   -----------   -----------

         Total other income (expense), net       7,387,631     (1,663,488)   68,488,932    (3,130,183)
                                               -----------    -----------   -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN
  NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                                  5,428,062     (1,445,657)   66,036,321    (3,431,079)

EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                        (155,767)      (147,859)     (316,899)     (369,836)
                                               -----------    -----------   -----------   -----------

NET INCOME (LOSS)                              $ 5,272,295    $(1,593,516)  $65,719,422   $(3,800,915)
                                               ===========    ===========   ===========   ===========

ALLOCATION OF NET INCOME
  (LOSS):
    General Partner                            $   (17,778)   $   (15,935)  $   733,606   $   (38,009)
                                               ===========    ===========   ===========   ===========

    Limited Partners                           $ 5,290,073    $(1,577,581)  $64,985,816   $(3,762,906)
                                               ===========    ===========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                  $33.06         $(9.86)      $406.16       $(23.52)
                                               ===========    ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                160,000        160,000       160,000       160,000
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                  For the Six Months Ended
                                                                          June 30,
                                                                  -------------------------

                                                                         1997          1996
                                                                 ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ 65,719,422   $(3,800,915)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                 5,903,129     7,232,921
      Equity in net loss of cable television joint venture            316,899       369,836
      Gain on sale of cable television systems                    (69,973,972)            -
      Increase (decrease) in General Partner advances                 (17,314)    1,369,071
      Decrease in trade receivables                                   534,277       218,564
      Increase in deposits, prepaid expenses and
        deferred charges                                           (1,463,760)     (179,068)
      Decrease in trade accounts payable, accrued liabilities
        and subscriber prepayments                                   (775,628)     (368,365)
                                                                 ------------   -----------

         Net cash provided by operating activities                    243,053     4,842,044
                                                                 ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (3,246,139)   (4,605,095)
  Proceeds from sale of cable television systems, net of
    brokerage fees                                                101,890,280             -
                                                                 ------------   -----------

         Net cash provided by (used in) investing activities       98,644,141    (4,605,095)
                                                                 ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                         32,291,728        67,237
  Repayment of debt                                               (99,329,454)     (286,289)
  Increase in accrued distribution to limited partners              9,547,500             -
  Distributions to limited partners                               (34,547,500)            -
                                                                 ------------   -----------

         Net cash used in financing activities                    (92,037,726)     (219,052)
                                                                 ------------   -----------

Increase in cash                                                    6,849,468        17,897

Cash, beginning of period                                           1,257,022       293,179
                                                                 ------------   -----------

Cash, end of period                                              $  8,106,490   $   311,076
                                                                 ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $  1,234,566   $ 2,665,024
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at June 30, 1997 and December 31, 1996, its results of operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving the areas in and around Buffalo, Minnesota; Naperville, Illinois; and Calvert County, Maryland. In addition, the Partnership owns a 27 percent interest in Cable TV Fund 14-A/B Venture (the "Venture"). The Venture owns and operates the cable television system serving certain areas in Broward County, Florida (the "Broward County System"). As discussed below, the Partnership sold its cable television systems in Turnersville, New Jersey (the "Turnersville System") on January 10, 1997 and in Central Illinois (the "Central Illinois System") on June 30, 1997.

(2) On January 10, 1997, the Partnership sold the Turnersville System to an unaffiliated party for a sales price of $84,500,000. The Partnership distributed $25,000,000 (or approximately $313 per $1,000 invested in the Partnership) of the sale proceeds to its limited partners, and repaid $57,387,500 of the balance outstanding on its credit facility of which $52,500,000 was required to be repaid under the terms of the Partnership's credit facility. Because the $25,000,000 distribution to the limited partners did not return 125 percent of the amount initially contributed by the limited partners, the General Partner did not receive a distribution from the proceeds of the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, received a brokerage fee of $2,112,500, representing 2.5 percent of the sales price, for acting as a broker in this transaction. Because the sale of the Turnersville System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On June 30, 1997, the Partnership sold the Central Illinois System to an unaffiliated party for a sales price of $20,005,280, subject to customary closing adjustments. As required under the terms of the Partnership's credit facility, the Partnership repaid $9,800,000 of the balance outstanding on its credit facility, and, in addition, paid a 2.5 percent brokerage fee of $502,500 to The Jones Group, Ltd. for acting as a broker in this transaction. The Partnership distributed the balance of the sale proceeds of $9,547,500 (or approximately $119 per $1,000 invested in the Partnership) to its limited partners in July 1997. Because the limited partners have not yet received total distributions equal to 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive a distribution from the proceeds of the sale of the Central Illinois System. Because the sale of the Central Illinois System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     Taking into account the 1997 distributions made on the sale of the Turnersville System and the Central Illinois System, the limited partners to date have received a total of $432 for each $1,000 invested in the Partnership.

     The pro forma effect of the sales of the Turnersville System and the Central Illinois System on the results of the Partnership's operations for the six month periods ended June 30, 1997 and 1996, assuming the transactions had occurred at the beginning of the year, is presented in the following unaudited tabulation:


                                           For the Six Months Ended June 30, 1997
                                          ----------------------------------------
                                                          Pro Forma
                                          As Reported    Adjustments    Pro Forma
                                          ------------  -------------  -----------
Revenues                                  $15,193,103   $ (3,219,011)  $11,974,092
                                          ===========   ============   ===========

Operating Loss                            $(2,452,611)  $  1,686,409   $  (766,202)
                                          ===========   ============   ===========

Net Income (Loss)                         $65,719,422   $(67,810,221)  $(2,090,799)
                                          ===========   ============   ===========

                                           For the Six Months Ended June 30, 1996
                                          ----------------------------------------

                                                          Pro Forma
                                          As Reported    Adjustments    Pro Forma
                                          -----------   -------------  -----------

Revenues                                  $23,190,565   $(11,081,845)  $12,108,720
                                          ===========   ============   ===========

Operating Loss                            $  (300,896)  $    223,767   $   (77,129)
                                          ===========   ============   ===========

Net Loss                                  $(3,800,915)  $  2,658,672   $(1,142,243)
                                          ===========   ============   ===========

(3) Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1997 (excluding the Partnership's interest in the Venture) were $371,134 and $759,655, respectively, compared to $586,742 and $1,159,528, respectively, for the similar 1996 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1997 (excluding the Partnership's interest in the Venture) were $376,860 and $904,124, respectively, compared to $773,581 and $1,552,571, respectively, for the similar 1996 periods.

(4)  Financial information regarding the Venture is presented below:

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                June 30, 1997   December 31, 1996
                                                --------------  ------------------
          ASSETS
          ------

Cash and accounts receivable                     $  1,750,933        $  1,368,882

Investment in cable television properties          54,170,740          56,526,226

Other assets                                          652,291             381,950
                                                 ------------        ------------

     Total assets                                $ 56,573,964        $ 58,277,058
                                                 ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                             $ 40,793,563        $ 41,262,561

Payables and accrued liabilities                    1,967,929           2,032,654

Partners' contributed capital                      70,000,000          70,000,000

Accumulated deficit                               (56,187,528)        (55,018,157)
                                                 ------------        ------------

     Total liabilities and partners' capital     $ 56,573,964        $ 58,277,058
                                                 ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                         For the Three Months Ended      For the Six Months Ended
                                                    June 30,                     June 30,
                                         --------------------------      -------------------------

                                                1997         1996                1997          1996
                                          ----------   ----------         -----------   -----------

Revenues                                  $6,934,990   $6,272,821         $13,779,095   $12,533,786

Operating expenses                         3,877,200    3,398,184           7,710,954     6,913,900

Management fees and allocated overhead
  from General Partner                       720,372      732,724           1,534,004     1,468,568

Depreciation and amortization              2,182,538    2,059,297           4,304,255     4,120,678
                                          ----------   ----------         -----------   -----------

Operating income                             154,880       82,616             229,882        30,640

Interest expense                            (719,372)    (690,065)         (1,423,029)   (1,491,756)

Other, net                                   (10,295)      61,917              23,776        96,407
                                          ----------   ----------         -----------   ------------

         Net loss                         $ (574,787)  $ (545,532)        $(1,169,371)  $(1,364,709)
                                          ==========   ==========         ===========   ============

          Management fees paid to the General Partner by the Venture totaled $346,750 and $688,955, respectively, for the three and six month periods ended June 30, 1997, compared to $313,641 and $626,689, respectively, for the similar 1996 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $373,622 and $845,049, respectively, for the three and six month periods ended June 30, 1997, compared to $419,083 and $841,879 for the similar 1996 periods. Management fees paid by the Venture and attributable to the Partnership totaled $93,969 and $186,706, respectively, for the three and six months ended June 30, 1997, compared to $84,997 and

$169,832, respectively, for the similar 1996 periods. Reimbursements paid by the Venture and attributable to the Partnership totaled $101,251 and $229,000, respectively, for the three and six months ended June 30, 1997, compared to $113,571 and $228,149, respectively, for the similar 1996 periods.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Turnersville System and the Central Illinois System have been sold; and the Naperville System and the Broward County System are being marketed for sale. There is no assurance as to the timing or terms of any sales.

The Partnership-

        On January 10, 1997, the Partnership sold the Turnersville System to an unaffiliated party for a sales price of $84,500,000. The Partnership distributed $25,000,000 (or approximately $313 per $1,000 invested in the Partnership) of the sale proceeds to its limited partners, and repaid $57,387,500 of the balance outstanding on its credit facility of which $52,500,000 was required to be repaid under the terms of the Partnership's credit facility. Because the $25,000,000 distribution to the limited partners did not return 125 percent of the amount initially contributed by the limited partners, the General Partner did not receive a distribution from the proceeds of the sale of the Turnersville System. The Jones Group, Ltd., a subsidiary of the General Partner, received a brokerage fee of $2,112,500, representing 2.5 percent of the sales price, for acting as a broker in this transaction. Because the sale of the Turnersville System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On June 30, 1997, the Partnership sold the Central Illinois System to an unaffiliated party for a sales price of $20,005,280, subject to customary closing adjustments. As required under the terms of the Partnership's credit facility, the Partnership repaid $9,800,000 of the balance outstanding on its credit facility, and, in addition, paid a 2.5 percent brokerage fee of $502,500 to The Jones Group, Ltd. for acting as a broker in this transaction. The Partnership distributed the balance of the sale proceeds of $9,547,500 (or approximately $119 per $1,000 invested in the Partnership) to its limited partners in July 1997. Because the limited partners have not yet received total distributions equal to 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive a distribution from the proceeds of the sale of the Central Illinois System. Because the sale of the Central Illinois System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     For the six months ended June 30, 1997, the Partnership generated net cash from operating activities totaling $243,053, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $3,232,000 during the first six months of 1997. Approximately 50 percent of the expenditures related to construction of service drops to subscriber's homes. Approximately 36 percent of the expenditures related to new plant construction in all of the Partnership's systems. The remainder of the expenditures was for various enhancements in all of the Partnership's systems. These expenditures were funded by cash generated from operations and borrowings under the Partnership's credit facility. Budgeted capital expenditures for the remainder of 1997 are approximately $3,911,000. Approximately 37 percent of the expenditures will be used for new plant construction in all of the Partnership's systems. Approximately 31 percent will relate to construction of service drops to subscribers' homes. The remainder of the anticipated expenditures is for various enhancements in all of the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's remaining systems. Funding for the improvements is expected to come from cash on hand, cash generated from operations and, if necessary, borrowings under its new credit facility.

          Ameritech, which provides telephone service in a multi-state region including Illinois, has begun providing cable television service in Naperville, Illinois, a community currently served by the Naperville System. This competition is having a negative effect on the Naperville System's revenues, cash flow and fair market value. It could also have a negative impact on the Partnership's ability to sell the Naperville System and on the terms of the renewal of the franchise. The General Partner is taking prudent steps necessary to meet this competition from Ameritech and, to the extent possible, to safeguard the value of the Naperville System. These steps include a judicial challenge to the terms on which the franchise was issued to Ameritech. Litigation is currently pending in federal court against both the City of Naperville and Ameritech and includes claims by the City of Naperville against the Partnership.

     In March 1997, the Partnership entered into a new $37,500,000 revolving credit facility. The Partnership borrowed $32,300,000 under the revolving credit facility to repay the outstanding balance on its previous credit facility. Upon the sale of the Central Illinois System on June 30, 1997 and as required by the terms of the revolving credit facility, the Partnership repaid $9,800,000 of the then-outstanding balance, and the commitment amount was reduced to $27,700,000, of which $18,000,000 was outstanding at June 30, 1997, leaving $9,700,000 available for future borrowings. The revolving credit facility expires on September 30, 2000, at which time the then-outstanding balance is payable in full. Interest on the revolving credit facility's outstanding balance is at the Partnership's option of the London Interbank Offered Rate ("LIBOR") plus .875 percent to 1.375 percent, the Certificate of Deposit Rate (the "CD Rate") plus 1.0 percent to 1.5 percent or the Base Rate plus 0 percent to .375 percent. The effective interest rates on amounts outstanding as of June 30, 1997 and 1996 were 7.14 percent and 6.74 percent, respectively.

        The General Partner believes that the Partnership has sufficient sources of capital available from cash on hand, cash generated from operations and borrowings available under its revolving credit facility to meet its anticipated needs.

The Venture-

      In addition to those systems owned directly by it, the Partnership owns a 27 percent interest in the Venture. The Partnership's investment in the Venture, accounted for under the equity method, decreased by $316,899 compared to the December 31, 1996 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture during the six months ended June 30, 1997.

     For the six months ended June 30, 1997, the Venture generated net cash from operating activities totaling $2,195,800, which is available to fund capital expenditures and non-operating costs. During the first six months of 1997, capital expenditures in the Venture-owned Broward County System totaled approximately $1,812,000. Approximately 44 percent of these expenditures related to service drops to homes. Approximately 37 percent of these expenditures related to new plant construction. The remainder of the expenditures was for various enhancements in the Broward County System. Such expenditures were funded primarily from cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1997 are approximately $2,072,000. Approximately 41 percent will relate to service drops to homes. Approximately 39 percent will relate to new plant construction. The remainder of the anticipated expenditures is for various enhancements in the Broward County System. These capital expenditures are necessary to maintain the value of the Broward County System. These capital expenditures are expected to be funded from cash on hand, cash generated from operations and, if necessary, borrowings under the Venture's credit facility.

     The Venture has a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will begin to reduce quarterly until December 31, 2003 when the amount available will be zero. At June 30, 1997, the balance outstanding was $40,603,000, leaving $1,897,000 available for future borrowings. Interest is at the Venture's option of the Prime Rate plus 1/4 percent, LIBOR plus 1-1/4 percent or the CD Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of June 30, 1997 and 1996 were 7.06 percent and 6.74 percent, respectively.

     The General Partner believes that the Venture has sufficient sources of capital from cash on hand, cash generated from operations and borrowings available under its credit facility to service its current needs.

RESULTS OF OPERATIONS
---------------------

The Partnership-

     Revenues of the Partnership decreased $4,312,142, or approximately 37 percent, to $7,422,692 for the three month period ended June 30, 1997 compared to $11,734,834 for the comparable 1996 period. Revenues decreased $7,997,462, or approximately 34 percent, to $15,193,103 for the six months ended June 30, 1997 compared to $23,190,565 for the comparable 1996 period. These decreases were primarily a result of the sale of the Turnersville System on January 10, 1997. Disregarding the effect of the sale of the Turnersville System, revenues would have increased $4,234, or less than 1 percent, to $7,422,692 for the three months ended June 30, 1997 from $7,418,458 for the comparable 1996 period. Revenues would have increased $44,149, or approximately 1 percent, to $14,735,254 for the six months ended June 30, 1997 from $14,691,105 for the comparable 1996 period. Basic service rate increases accounted for approximately 88 percent and 81 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1997. The increases in revenues would have been greater but for the Naperville System's loss of subscribers due to competition from Ameritech.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $1,040,193, or approximately 16 percent, to $5,553,318 for the three month period ended June 30, 1997 compared to $6,593,511 for the comparable 1996 period. Operating expenses decreased $3,467,635, or approximately 26 percent, to $10,078,806 for the six months ended June 30, 1997 compared to $13,546,441 for the comparable 1996 period. These decreases were primarily a result of the sale of the Turnersville System. Disregarding the effect of the Turnersville System sale, operating expenses would have increased $159,499, or approximately 4 percent, to $4,486,695 for the three months ended June 30, 1997 from $4,327,196 for the comparable period. This increase was a result of increases in programming expenses. Operating expenses would have decreased $32,294, or less than 1 percent, to $8,880,814 for the six months ended June 30, 1997 from $8,913,108 for the comparable 1996 period. This decrease was due to a decrease in subscriber related expenses as a result of the Naperville System's loss of subscribers due to competition from Ameritech. Operating expenses represented 60 percent of revenues for each of the three and six month periods ended June 30, 1997 compared to 58 percent and 61 percent, respectively, for the comparable 1996 periods.

     Management fees and allocated overhead from the General Partner decreased $612,329, or approximately 45 percent, to $747,994 for the three month period ended June 30, 1997 compared to $1,360,323 for the comparable 1996 period. Management fees and allocated overhead from the General Partner decreased $1,048,320, or approximately 39 percent, to $1,663,779 for the six month period ended June 30, 1997 compared to $2,712,099 for the comparable 1996 period. These decreases were primarily a result of the sale of the Turnersville System. Disregarding the effect of the Turnersville System sale, management fees and allocated overhead from the General Partner would have decreased $123,388, or approximately 14 percent, to $747,729 for the three month period ended June 30, 1997 from $871,067 for the comparable 1996 period. Management fees and allocated overhead from the General Partner would have decreased $117,487, or approximately 7 percent, to $1,616,974 for the six months ended June 30, 1997 from $1,734,461 for the comparable 1996 period. These decreases were primarily due to a reduction in allocated expenses from the General Partner.

     Depreciation and amortization expense decreased $482,220, or approximately 14 percent, to $3,080,949 for the three month period ended June 30, 1997 compared to $3,563,169 for the comparable 1996 period. Depreciation and amortization expense decreased $1,329,792, or approximately 18 percent, to $5,903,129 for the six months ended June 30, 1997 compared to $7,232,921 for the comparable 1996 period. These decreases were a result of the sale of the Turnersville System. Disregarding the effect of the Turnersville System sale, depreciation and amortization expense would have increased $414,328, or approximately 16 percent, to $3,080,949 for the three months ended June 30, 1997 from $2,666,621 for the comparable 1996 period. Depreciation and amortization expense would have increased $362,715, or approximately 7 percent, to $5,802,642 for the six months ended June 30, 1997 from $5,439,927 for the comparable 1996 period. These increases were a result of capital additions during 1997.

     The Partnership recognized an operating loss of $1,959,569 for the three month period ended June 30, 1997 compared to operating income of $217,831 for the comparable 1996 period. Operating loss increased $2,151,715 to $2,452,611 for the six month period ended June 30, 1997 compared to $300,896 for the comparable 1996 period. Disregarding the effect of the Turnersville System sale, operating loss increased $446,255, to $892,681 for the three month period ended June 30, 1997, from $446,426 for the comparable 1996 period. This increase was a result of the increase in operating expenses and depreciation and amortization expense exceeding the increase in revenues and decrease in management fees and allocated overhead from the General Partner. Operating loss increased $168,785, or approximately 12 percent, to $1,565,176 for the six months ended June 30, 1997 from $1,396,391 for the comparable 1996 period. This increase was a result of the increase in depreciation and amortization expense exceeding the increase in revenues and decreases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $1,047,724, or approximately 65 percent, to $557,834 for the three month period ended June 30, 1997 compared to $1,605,558 for the comparable 1996 period. Interest expense decreased $1,891,602, or approximately 62 percent, to $1,174,837 for the six months ended June 30, 1997 compared to $3,066,439 for the comparable 1996 period. These decreases were primarily due to lower outstanding balances on interest bearing obligations during 1997. A portion of the proceeds from the sale of the Turnersville System was used to reduce the Partnership's debt.

     The Partnership recognized a gain on the sale of the Turnersville System of $62,923,951 and a gain on the sale of the Central Illinois System of $7,050,021 during the six month period ended June 30, 1997. No similar gains were recognized during the comparable 1996 period.

     The Partnership reported income before equity in net loss of cable television joint venture of $5,428,062 at June 30, 1997 compared to a loss before equity in net loss of cable television joint venture of $1,445,657 for the comparable 1996 period. Income before equity in net loss of cable television joint venture totaled $66,036,322 for the six month period ended June 30, 1997 compared to a loss before equity in net loss of cable television joint venture of $3,431,079 for the comparable 1996 period. These changes were primarily a result of the gain on the sale of the Turnersville System.

The Venture-

     Revenues of the Venture's Broward County System increased $662,169, or approximately 11 percent, to $6,934,990 for the three months ended June 30, 1997 from $6,272,821 for the three months ended June 30, 1996. Revenues increased $1,245,309, or approximately 10 percent, to $13,779,095 for the six months ended June 30, 1997 from $12,533,786 for the comparable 1996 period. These increases in revenues were due to basic service rate increases, increases in advertising sales and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 40 percent and 35 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1997. An increase in advertising sales accounted for approximately 14 percent and 20 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1997. The number of basic subscribers increased 810, or approximately 2 percent, to 49,927 at June 30, 1997 from 49,117 at June 30, 1996. The increase in the number of basic subscribers accounted for approximately 7 percent and 10 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1997. No other individual factor was significant to these increases in revenues.

     Operating expenses increased $479,016, or approximately 14 percent, to $3,877,200 for the three months ended June 30, 1997 from $3,398,184 for the comparable 1996 period. For the six month periods ended June 30, 1997 and 1996, operating expenses increased $797,054, or approximately 12 percent, to $7,710,954 at June 30, 1997 from $6,913,900 at June 30, 1996. Operating expenses represented 56 percent of revenues for both the three and six month periods ended June 30, 1997 compared to 54 percent and 55 percent, respectively, of revenues for the three and six months ended June 30, 1996. These increases in operating expenses were primarily due to increases in programming fees. No other individual factor was significant to these increases in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $183,153, or approximately 6 percent, to $3,057,790 for the three months ended June 30, 1997 from $2,874,637 for the comparable 1996 period. For the six month periods ended June 30, 1997 and 1996, operating cash flow increased $448,255, or approximately 8 percent, to $6,068,141 at June 30, 1997 from $5,619,886 at June 30, 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $12,352, or approximately 2 percent, to $720,372 for the three months ended June 30, 1997 from $732,724 for the comparable 1996 period. This decrease was primarily due to a reduction in allocated expenses from the General Partner.
For the six month periods ended June 30, 1997 and 1996, management fees and allocated overhead from the General Partner increased $65,436, or approximately 4 percent, to $1,534,004 at June 30, 1997 from $1,468,568 at June 30, 1996.
This increase was due to the increase in revenues, upon which such management fees are based. This increase was partially offset by a decrease in expenses allocated from Jones Intercable, Inc.

     Depreciation and amortization expense increased $123,241, or approximately 6 percent, to $2,182,538 for the three months ended June 30, 1997 from $2,059,297 for the comparable 1996 period. For the six month periods ended June 30, 1997 and 1996, depreciation and amortization expense increased $183,577, or approximately 4 percent, to $4,304,255 at June 30, 1997 from $4,120,678 at June 30, 1996. These increases were due to capital additions during 1997.

     Operating income increased $72,264, or approximately 87 percent, to $154,880 for the three months ended June 30, 1997 from $82,616 for the comparable 1996 period. This increase was due to the increase in revenues and the decrease in management fees and allocated overhead from the General Partner exceeding the increases in operating expenses and depreciation and amortization expense. For the six month periods ended June 30, 1997 and 1996, operating income increased $199,242 to $229,882 at June 30, 1997 from $30,640 at June 30, 1996. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

     Interest expense increased $29,307, or approximately 4 percent, to $719,372 for the three months ended June 30, 1997 from $690,065 for the comparable 1996 period. This increase was primarily due to higher outstanding balances on interest bearing obligations during the second quarter of 1997. For the six month periods ended June 30, 1997 and 1996 interest expense decreased $68,727, or approximately 5 percent, to $1,423,029 at June 30, 1997 from $1,491,756 at June 30, 1996. This decrease was primarily due to lower outstanding balances on interest bearing obligations.

     Net loss of the Venture increased $29,255, or approximately 5 percent, to $574,787 for the three months ended June 30, 1997 from $545,532 for the comparable 1996 period. For the six month periods ended June 30, 1997 and 1996, net loss decreased $195,338, or approximately 14 percent, to $1,169,371 at June 30, 1997 from $1,364,709 at June 30, 1996. These losses are the result of the factors discussed above.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         27)  Financial Data Schedule

     b)  Reports on Form 8-K

               Report on Form 8-K dated June 30, 1997, reported that on June 30, 1997 Cable TV Fund 14-A, Ltd. sold the Central Illinois System to an unaffiliated party for a sales price totaling approximately $20,100,000, subject to closing adjustments.

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

Dated:  August 13, 1997