Form 10-Q
period 1997-09-30
CABLE TV FUND 14-A LTD
filed 1997-11-14
CIK 810334

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1997.
                               ------------------
                                       or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________.

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                     September 30,   December 31,
                        ASSETS                                            1997           1996
                        ------                                       --------------  -------------

CASH                                                                  $    579,202   $  1,257,022

TRADE RECEIVABLES, less allowance for doubtful receivables
  of $57,723 and $255,399 at September 30, 1997 and
  December 31, 1996, respectively                                          658,868      1,142,329

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                83,702,508    137,237,866
  Less- accumulated depreciation                                       (48,221,671)   (76,946,443)
                                                                      ------------   ------------

                                                                        35,480,837     60,291,423

  Franchise costs and other intangible assets, net of accumulated amortization of $11,690,373 and $38,800,080 at
    September 30, 1997 and December 31, 1996, respectively               2,691,001     11,788,190
  Investment in cable television joint venture                           3,500,884      3,963,820
                                                                      ------------   ------------

          Total investment in cable television properties               41,672,722     76,043,433

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                          1,916,698        900,270
                                                                      ------------   ------------

          Total assets                                                $ 44,827,490   $ 79,343,054
                                                                      ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                               September 30,   December 31,
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                1997           1996
        -------------------------------------------            --------------  -------------

LIABILITIES:
  Debt                                                          $ 21,759,916   $ 85,424,507
  General Partner advances                                           167,820        352,232
  Trade accounts payable and accrued liabilities                   1,919,855      2,412,088
  Subscriber prepayments                                              92,106        146,253
                                                                ------------   ------------

          Total liabilities                                       23,939,697     88,335,080
                                                                ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                1,000          1,000
    Accumulated deficit                                              (56,467)      (777,152)
                                                                ------------   ------------

                                                                     (55,467)      (776,152)
                                                                ------------   ------------

  Limited Partners-
    Net contributed capital (160,000 units outstanding at
       September 30, 1997 and December 31, 1996)                  68,722,000     68,722,000
    Accumulated deficit                                          (13,231,240)   (76,937,874)
    Distributions                                                (34,547,500)             -
                                                                ------------   ------------

                                                                  20,943,260     (8,215,874)
                                                                ------------   ------------

          Total liabilities and partners' capital (deficit)     $ 44,827,490   $ 79,343,054
                                                                ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                For the Three Months Ended    For the Nine Months Ended
                                                      September 30,                 September 30,
                                               ----------------------------  ---------------------------

                                                   1997           1996           1997          1996
                                                -----------    -----------    -----------   -----------

REVENUES                                        $ 5,819,961    $12,104,032    $21,013,064   $35,294,597

COSTS AND EXPENSES:
  Operating expenses                              3,810,457      7,024,489     12,838,309    20,570,930
  Management fees and allocated
    overhead from General Partner                   604,970      1,314,828      2,268,749     4,026,927
  Depreciation and amortization                   1,961,052      3,544,984      7,864,181    10,777,905
                                                -----------    -----------    -----------   -----------

OPERATING INCOME (LOSS)                            (556,518)       219,731     (1,958,175)      (81,165)
                                                -----------    -----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (371,624)    (1,443,836)    (1,546,461)   (4,510,275)
  Gain on sale of cable television
    systems                                               -              -     69,973,972             -
  Other, net                                       (217,924)       (56,661)    (1,579,081)     (120,405)
                                                -----------    -----------    -----------   -----------

          Total other income (expense), net        (589,548)    (1,500,497)    66,848,430    (4,630,680)
                                                -----------    -----------    -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN
  NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                                  (1,146,066)    (1,280,766)    64,890,255    (4,711,845)

EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                         (146,037)      (198,636)      (462,936)     (568,472)
                                                -----------    -----------    -----------   -----------

NET INCOME (LOSS)                               $(1,292,103)   $(1,479,402)   $64,427,319   $(5,280,317)
                                                ===========    ===========    ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                               $   (12,921)   $   (14,794)   $   720,685   $   (52,803)
                                                ===========    ===========    ===========   ===========

  Limited Partners                              $(1,279,182)   $(1,464,608)   $63,706,634   $(5,227,514)
                                                ===========    ===========    ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                   $(7.99)        $(9.15)       $398.17       $(32.67)
                                                ===========    ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                 160,000        160,000        160,000       160,000
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                 For the Nine Months Ended
                                                                        September 30,
                                                                 ---------------------------

                                                                     1997          1996
                                                                 ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ 64,427,319   $(5,280,317)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                 7,864,181    10,777,905
      Equity in net loss of cable television joint venture            462,936       568,472
      Gain on sale of cable television systems                    (69,973,972)            -
      Decrease in trade receivables                                   483,461        73,355
      Increase in deposits, prepaid expenses and
        deferred charges                                           (1,601,598)     (439,374)
      Decrease in trade accounts payable, accrued liabilities
        and subscriber prepayments                                   (546,380)     (711,886)
      Increase (decrease) in General Partner advances                (184,412)    2,566,778
                                                                 ------------   -----------

          Net cash provided by operating activities                   931,535     7,554,933
                                                                 ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (5,287,544)   (7,480,166)
  Proceeds from sale of cable television systems, net
    of brokerage fees                                             101,890,280             -
                                                                 ------------   -----------

          Net cash provided by (used in) investing activities      96,602,736    (7,480,166)
                                                                 ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                         35,849,621       450,046
  Repayment of debt                                               (99,514,212)     (420,511)
  Distributions to limited partners                               (34,547,500)            -
                                                                 ------------   -----------

          Net cash provided by (used in) financing activities     (98,212,091)       29,535
                                                                 ------------   -----------

Increase (decrease) in cash                                          (677,820)      104,302

Cash, beginning of period                                           1,257,022       293,179
                                                                 ------------   -----------

Cash, end of period                                              $    579,202   $   397,481
                                                                 ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $  2,126,279   $ 4,836,288
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at September 30, 1997 and December 31, 1996, its results of operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving the areas in and around Buffalo, Minnesota (the "Buffalo System"); Naperville, Illinois (the "Naperville System"); and Calvert County, Maryland (the "Calvert County System"). The Partnership and Cable TV Fund 14-B, Ltd. ("Fund 14-B") formed Cable TV Fund 14-A/B Venture (the "Venture") in 1988. The Partnership owns a 27 percent interest in the Venture. The Venture owns and operates the cable television system serving certain areas in Broward County, Florida (the "Broward System"). The Venture has entered into an agreement to sell its Broward System (see Note 3). The Partnership sold its cable television systems in Turnersville, New Jersey (the "Turnersville System") on January 10, 1997 and in Central Illinois (the "Central Illinois System") on June 30, 1997 (see Note
2).

(2) On January 10, 1997, the Partnership sold the Turnersville System to an unaffiliated party for a sales price of $84,500,000. The Partnership distributed $25,000,000 (or approximately $313 per $1,000 invested in the Partnership) of the sale proceeds to its limited partners in January 1997, paid The Jones Group, Ltd. ("The Jones Group"), a subsidiary of the General Partner, a brokerage fee of $2,112,500, representing 2.5 percent of the sales price, for acting as a broker in this transaction and repaid $57,387,500 of the balance outstanding on its credit facility of which $52,500,000 was required to be repaid under the terms of the Partnership's credit facility. Because the $25,000,000 distribution to the limited partners did not return 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive a general partner distribution from the proceeds of the sale of the Turnersville System. Because the sale of the Turnersville System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On June 30, 1997, the Partnership sold the Central Illinois System to an unaffiliated party for a sales price of $20,005,280. The Partnership distributed $9,547,500 (or approximately $119 per $1,000 invested in the Partnership) of the sale proceeds to its limited partners in July 1997, paid a
2.5 percent brokerage fee of $502,500 to The Jones Group for acting as a broker in this transaction and repaid $9,800,000 of the balance outstanding on its credit facility. Because the limited partners had not yet received total distributions equal to 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive a general partner distribution from the proceeds of the sale of the Central Illinois System. Because the sale of the Central Illinois System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     The pro forma effect of the sales of the Turnersville System and the Central Illinois System on the results of the Partnership's operations for the nine month periods ended September 30, 1997 and 1996, assuming the transactions had occurred at the beginning of the year, is presented in the following unaudited tabulation:


                                    For the Nine Months Ended September 30, 1997
                                    --------------------------------------------
                                                      Pro Forma
                                    As Reported      Adjustments    Pro Forma
                                    ------------    -------------   ------------

Revenues                             $21,013,064     $ (3,357,752)   $17,655,312
                                     ===========     ============   ===========

Operating Loss                       $(1,958,175)    $    722,564   $(1,235,611)
                                     ===========     ============   ===========

Net Income (Loss)                    $64,427,319     $(62,162,984)  $(2,264,335)
                                     ===========     ============   ===========

                                    For the Nine Months Ended September 30, 1996
                                    --------------------------------------------
                                                      Pro Forma
                                    As Reported      Adjustments    Pro Forma
                                    ------------    -------------   ------------

Revenues                             $35,294,597     $(16,744,417)  $18,550,180
                                     ===========     ============   ===========

Operating Loss                       $   (81,165)    $     34,359   $   (46,806)
                                     ===========     ============   ===========

Net Loss                             $(5,280,317)    $  4,582,217   $  (698,100)
                                     ===========     ============   ===========

(3) On October 3, 1997, the Venture entered into an Asset Purchase Agreement (the "Agreement") to sell the Broward System to an unaffiliated party (the "Purchaser") for a sales price of $140,000,000, subject to closing adjustments that may have the effect of reducing the sales price by up to approximately $7,000,000 (see below). Closing of the sale, which is anticipated to occur during the first quarter of 1998, is subject to several conditions, including the necessary governmental and other third party consents. In addition, because the Broward System constitutes all or substantially all of Fund 14-B's assets, the sale must be approved by the owners of a majority of the interests of Fund 14-B. Because the proposed sale of the Broward System does not constitute the sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership will be required to approve this sale. Upon the consummation of the proposed sale of the Broward System, the Venture will repay all of its indebtedness, which totaled $39,571,399 at September 30, 1997, and a brokerage fee totaling $3,500,000 to The Jones Group and then the Venture will distribute the remaining net sale proceeds estimated to total $96,831,351 to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership accordingly will receive 27 percent of such proceeds, estimated to total $26,248,213, and then the Partnership will distribute this portion of the net sale proceeds to its limited partners of record as of the closing date of the sale of the Broward System. This distribution will give the Partnership's limited partners an approximate return of $164 for each $500 limited partner interest, or $328 for each $1,000 invested in the Partnership. Because limited partners will have not yet received total distributions equal to 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive any general partner distribution from the Broward System's sale. Since the Broward System represents the only asset of the Venture, the Venture will be liquidated and dissolved upon completion of the sale of the Broward System.

     If the closing adjustments result in a lower sales price, however, the amount of the net sale proceeds available for distribution to limited partners will be reduced. If the sales price is reduced because the Broward System has less than 56,637 basic subscribers at closing, the sales price will be reduced by an amount equal to $2,472 multiplied by the number by which the system's basic subscribers are less than 56,637. It is possible that the sales price could be reduced by as much as $7,000,000, from $140,000,000 to $133,000,000, if the number of basic subscribers to the Broward System are equal to or less than 53,805 at closing. In such event, the limited partners of the Partnership, as a group, would receive only $24,350,713, or $152 for each $500 limited partnership interest, or $304 for each $1,000 invested in the Partnership. The Venture would have no obligation to close the sale of the Broward System if the sales price were reduced below $133,000,000 due to this basic subscriber closing adjustment. Because the General Partner expects that the Broward System will have approximately 56,700 basic subscribers as of the closing date of the system's sale to the Purchaser, the

General Partner anticipates that any closing adjustments relating to the number of the system's basic subscribers will not reduce the sales price by a material amount.

     In order to induce the Purchaser to enter into the Agreement, the Venture has agreed that if (i) the General Partner fails to vote in favor of or fails to recommend to the limited partners of Fund 14-B that they vote in favor of the sale of the Broward System to the Purchaser and the limited partners of Fund 14-B fail to approve the sale of the Broward System to the Purchaser, or (ii) the limited partners of Fund 14-B fail to approve the sale of the Broward System to the Purchaser because of a superior proposal for the Broward System received by the Venture after the date of the Agreement and prior to the vote of the limited partners of Fund 14-B or any transaction having a similar effect, the Venture will pay to the Purchaser a break-up fee in an amount equal to the greater of 5 percent of the $140,000,000 sales price or 5 percent of the sales price to be received by the Venture from the party making the superior proposal. For this purpose, the term "superior proposal" means any bona fide, written, unsolicited offer or proposal relating to a merger or other business combination involving the Venture or the acquisition in any manner of any significant equity interest in, or a substantial portion of the assets of, the Venture. Limited partners of the Partnership are informed that the Venture has received no superior proposal for the Broward System and the General Partner currently does not expect that the Venture will receive a superior proposal for the Broward System.

     In order to induce the Purchaser to enter into the Agreement, the Venture also has agreed that if the limited partners of Fund 14-B fail to approve the sale of the Broward System to the Purchaser for any reason, the Venture will pay to the Purchaser an amount equal to the actual reasonable fees and expenses paid or payable by or on behalf of the Purchaser to its attorneys, accountants, environmental consultants, management consultants, as well as costs and expenses incurred by the Purchaser in connection with time spent by its employees, in connection with the negotiation, execution and delivery of the Agreement.

     Taking into account the 1997 distributions made on the sale of the Turnersville System and the Central Illinois System and the proposed distribution to be made on the sale of the Broward System, the limited partners will have received a total of $760 for each $1,000 invested in the Partnership.

(4) Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1997 (excluding the Partnership's interest in the Venture) were $290,998 and $1,050,653, respectively, compared to $605,201 and $1,764,729, respectively, for the similar 1996 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1997 (excluding the Partnership's interest in the Venture) were $313,972 and $1,218,096, respectively, compared to $709,627 and $2,262,198, respectively, for the similar 1996 periods.

(5)  Financial information regarding the Venture is presented below:

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                September 30, 1997   December 31, 1996
                                                -------------------  ------------------
              ASSETS
              ------

Cash and accounts receivable                          $  1,464,269        $  1,368,882

Investment in cable television properties               52,942,242          56,526,226

Other assets                                               669,633             381,950
                                                      ------------        ------------

     Total assets                                     $ 55,076,144        $ 58,277,058
                                                      ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                                  $ 39,571,339        $ 41,262,561

Payables and accrued liabilities                         2,231,212           2,032,654

Partners' contributed capital                           70,000,000          70,000,000

Accumulated deficit                                    (56,726,407)        (55,018,157)
                                                      ------------        ------------

     Total liabilities and partners' capital          $ 55,076,144        $ 58,277,058
                                                      ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                           For the Three Months Ended    For the Nine Months Ended
                                                 September 30,                 September 30,
                                          ----------------------------  ---------------------------
                                               1997           1996           1997          1996
                                          ------------     -----------  -----------   -------------

Revenues                                    $6,817,075     $6,327,488    $20,596,170   $18,861,274

Operating expenses                           3,685,786      3,378,454     11,396,740    10,292,354

Management fees and allocated overhead
  from General Partner                         716,563        697,370      2,250,567     2,165,938

Depreciation and amortization                2,211,708      2,064,445      6,515,963     6,199,608
                                            ----------     ----------    -----------   -----------

Operating income                               203,018        187,219        432,900       203,374

Interest expense                              (746,619)      (777,137)    (2,169,648)   (2,268,893)

Other, net                                       4,722       (143,053)        28,498       (32,161)
                                            ----------     ----------    -----------   -----------

          Net loss                          $ (538,879)    $ (732,971)   $(1,708,250)  $(2,097,680)
                                            ==========     ==========    ===========   ===========

          Management fees paid to the General Partner by the Venture totaled $340,854 and $1,029,808, respectively, for the three and nine month periods ended September 30, 1997, compared to $316,375 and $943,064, respectively, for the similar 1996 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $375,709 and $1,220,759, respectively, for the three and six month periods ended June 30, 1997, compared to $380,995 and $1,222,874 for the similar 1996 periods. Management fees paid by the Venture and attributable to the Partnership totaled $92,371 and $279,078, respectively, for the three and nine months ended September 30, 1997, compared to $85,738 and $255,570, respectively, for the similar 1996 periods. Reimbursements paid by the Venture and attributable to the Partnership totaled $101,817 and $330,826, respectively, for the three and nine months ended September 30, 1997, compared to $103,250 and $331,399, respectively, for the similar 1996 periods.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Turnersville System and the Central Illinois System have been sold, the Broward System is under contract for sale and the Naperville System is being marketed for sale. There is no assurance as to the timing or terms of any sales.

     Ameritech, which provides telephone service in a multi-state region including Illinois, is providing cable television service in Naperville, Illinois, a community currently served by the Partnership's Naperville System. This competition is having a negative effect on the Naperville System's revenues, cash flow and fair market value. It could also have a negative impact on the Partnership's ability to sell the Naperville System and on the terms of the renewal of the franchise. The General Partner is taking prudent steps necessary to meet this competition from Ameritech and, to the extent possible, to safeguard the value of the Naperville System. These steps include a judicial challenge to the terms on which a franchise was issued to Ameritech. Litigation is currently pending in federal court against both the City of Naperville and Ameritech and includes claims made by the City of Naperville against the Partnership.

The Venture-

     In addition to those systems owned directly by it, the Partnership owns a 27 percent interest in the Venture. The Partnership's investment in the Venture, accounted for under the equity method, decreased by $462,936 compared to the December 31, 1996 balance. This decrease represents the Partnership's proportionate share of losses generated by the Venture during the nine months ended September 30, 1997.

     On October 3, 1997, the Venture entered into an Asset Purchase Agreement (the "Agreement") to sell the Broward System to an unaffiliated party (the "Purchaser") for a sales price of $140,000,000, subject to closing adjustments that may have the effect of reducing the sales price by up to approximately $7,000,000. Closing of the sale, which is anticipated to occur during the first quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. In addition, because the Broward System constitutes all or substantially all of Fund 14-B's assets, the sale must be approved by the owners of a majority of the interests of Fund 14-B. Because the proposed sale of the Broward System does not constitute the sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership will be required to approve this sale. Upon the consummation of the proposed sale of the Broward System, the Venture will repay all of its indebtedness, which totaled $39,571,399 at September 30, 1997, and a brokerage fee totaling $3,500,000 to The Jones Group, and then the Venture will distribute the remaining net sale proceeds estimated to total $96,831,351 to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership accordingly will receive 27 percent of such proceeds, estimated to total $26,248,213, and then the Partnership will distribute this portion of the net sale proceeds to its limited partners of record as of the closing date of the sale of the Broward System. This distribution will give the Partnership's limited partners a return of $164 for each $500 limited partner interest, or $328 for each $1,000 invested in the Partnership. Because limited partners will have not received total distributions equal to 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive any general partner distribution from the Broward System's sale. Since the Broward System represents the only asset of the Venture, the Venture will be liquidated and dissolved upon completion of the sale of the Broward System.

     If the closing adjustments result in a lower sales price, however, the amount of the net sale proceeds available for distribution to limited partners will be reduced. If the sales price is reduced because the Broward System has less than 56,637 basic subscribers at closing, the sales price will be reduced by an amount equal to $2,472 multiplied by the number by which the system's basic subscribers are less than 56,637. It is possible that the sales price could be reduced by as much as $7,000,000, from $140,000,000 to $133,000,000, if the number of basic subscribers to the Broward System are equal to or less than 53,805 at closing. In such event, the limited partners of the Partnership, as a group, would receive only $24,350,713, or $152 for each $500 limited partnership interest, or $304 for each $1,000 invested in the Partnership. The Venture would have no obligation to close the sale of the Broward System if the sales price were reduced below $133,000,000 due to this basic subscriber closing adjustment. Because the General Partner expects that the Broward System will have approximately 56,700 basic subscribers as of the closing date of the system's sale to the Purchaser, the General Partner anticipates that any closing adjustments relating to the number of the system's basic subscribers will not reduce the sales price by a material amount.

     In order to induce the Purchaser to enter into the Agreement, the Venture has agreed that if (i) the General Partner fails to vote in favor of or fails to recommend to the limited partners of Fund 14-B that they vote in favor of the sale of the Broward System to the Purchaser and the limited partners of Fund 14-B fail to approve the sale of the Broward System to the Purchaser, or (ii) the limited partners of Fund 14-B fail to approve the sale of the Broward System to the Purchaser because of a superior proposal for the Broward System received by the Venture after the date of the Agreement and prior to the vote of the limited partners of Fund 14-B or any transaction having a similar effect, the Venture will pay to the Purchaser a break-up fee in an amount equal to the greater of 5 percent of the $140,000,000 sales price or 5 percent of the sales price to be received by the Venture from the party making the superior proposal. For this purpose, the term "superior proposal" means any bona fide, written, unsolicited offer or proposal relating to a merger or other business combination involving the Venture or the acquisition in any manner of any significant equity interest in, or a substantial portion of the assets of, the Venture. Limited partners of the Partnership are informed that the Venture has received no superior proposal for the Broward System and the General Partner currently does not expect that the Venture will receive a superior proposal for the Broward System.

     In order to induce the Purchaser to enter into the Agreement, the Venture also has agreed that if the limited partners of Fund 14-B fail to approve the sale of the Broward System to the Purchaser for any reason, the Venture will pay to the Purchaser an amount equal to the actual reasonable fees and expenses paid or payable by or on behalf of the Purchaser to its attorneys, accountants, environmental consultants, management consultants, as well as costs and expenses incurred by the Purchaser in connection with time spent by its employees, in connection with the negotiation, execution and delivery of the Agreement.

     For the nine months ended September 30, 1997, the Venture generated net cash from operating activities totaling $4,455,355, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1997, capital expenditures in the Broward System totaled approximately $2,700,000. Approximately 47 percent of these expenditures related to service drops to homes. Approximately 37 percent of these expenditures related to new plant construction. The remaining expenditures were used to maintain the value of the Broward System. Such expenditures were funded primarily from cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1997 are approximately $1,400,000. Approximately 36 percent will relate to new plant construction. Approximately 29 percent will relate to service drops to homes. The remainder of the anticipated expenditures is necessary to maintain the value of the Broward System until it is sold. These capital expenditures are expected to be funded from cash on hand, cash generated from operations and, if necessary, borrowings under the Venture's credit facility.

     The Venture has a reducing revolving credit facility with an available commitment of $42,500,000. The entire $42,500,000 commitment is available through December 31, 1998, at which time the commitment will begin to reduce quarterly until December 31, 2003 when the amount available will be zero. At September 30, 1997, the balance outstanding was $39,403,000, leaving $3,097,000 available for future borrowings. Interest is at the Venture's option of the Prime Rate plus 1/4 percent, the London Interbank Offered Rate ("LIBOR") plus 1-1/4 percent or the Certificate of Deposit Rate (the "CD Rate") plus 1-3/8 percent. The effective interest rates on amounts outstanding as of September 30, 1997 and 1996 were 6.95 percent and 6.85 percent, respectively.

     The General Partner believes that the Venture has sufficient sources of capital from cash on hand, cash generated from operations and borrowings available under its credit facility to meet its needs until the Broward System is sold.

The Partnership-

        On January 10, 1997, the Partnership sold the Turnersville System to an unaffiliated party for a sales price of $84,500,000. The Partnership distributed $25,000,000 (or approximately $313 per $1,000 invested in the Partnership) of the sale proceeds to its limited partners in January 1997, paid The Jones Group a brokerage fee of $2,112,500, representing 2.5 percent of the sales price, for acting as a broker in this transaction and repaid $57,387,500 of the balance outstanding on its credit facility of which $52,500,000 was required to be repaid under the terms of the Partnership's credit facility. Because the $25,000,000 distribution to the limited partners did not return 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive a general partner distribution from the proceeds of the sale of the Turnersville System. Because the sale of the Turnersville System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On June 30, 1997, the Partnership sold the Central Illinois System to an unaffiliated party for a sales price of $20,005,280. The Partnership distributed $9,547,500 (or approximately $119 per $1,000 invested in the Partnership) of the sale proceeds to its limited partners in July 1997, paid a
2.5 percent brokerage fee of $502,500 to The Jones Group for acting as a broker in this transaction and repaid $9,800,000 of the balance outstanding on its credit facility. Because the limited partners had not yet received total distributions equal to 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive a general partner distribution from the proceeds of the sale of the Central Illinois System. Because the sale of the Central Illinois System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     For the nine months ended September 30, 1997, the Partnership generated net cash from operating activities totaling $931,535, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $5,288,000 during the first nine months of 1997. Approximately 39 percent of the expenditures related to construction of service drops to subscriber's homes. Approximately 38 percent of the expenditures related to new plant construction in all of the Partnership's systems. The remaining expenditures were used to maintain the value of the Partnership's systems.
These expenditures were funded by cash generated from operations and borrowings under the Partnership's credit facility. Budgeted capital expenditures for the remainder of 1997 are approximately $1,885,000. Approximately 50 percent of the expenditures will be used for new plant construction in all of the Partnership's systems. Approximately 14 percent will relate to construction of service drops to subscribers' homes. The remainder of the anticipated expenditures is necessary to maintain the value of the Partnership's remaining systems until they are sold. Funding for the improvements is expected to come from cash on hand, cash generated from operations and, if necessary, borrowings under its new credit facility.

     In March 1997, the Partnership entered into a $37,500,000 revolving credit facility. The Partnership borrowed $32,300,000 under the revolving credit facility to repay the outstanding balance on its previous credit facility. Upon the sale of the Central Illinois System on June 30, 1997 and as required by the terms of the revolving credit facility, the Partnership repaid $9,800,000 of the then-outstanding balance, and the commitment amount was reduced to $27,700,000, of which $21,300,000 was outstanding at September 30, 1997, leaving $6,400,000 available for future borrowings. The revolving credit facility expires on September 30, 2000, at which time the then-outstanding balance is payable in full. Interest on the revolving credit facility's outstanding balance is at the Partnership's option of LIBOR plus .875 percent to 1.375 percent, the CD Rate plus 1.0 percent to 1.5 percent or the Base Rate plus 0 percent to .375 percent. The effective interest rates on amounts outstanding as of September 30, 1997 and 1996 were 7.15 percent and 6.81 percent, respectively.

        The General Partner believes that the Partnership has sufficient sources of capital available from cash on hand, cash generated from operations and borrowings available under its revolving credit facility to meet its anticipated needs.

RESULTS OF OPERATIONS
---------------------

The Partnership-

     Revenues of the Partnership decreased $6,284,071, or approximately 52 percent, to $5,819,961 for the three month period ended September 30, 1997 compared to $12,104,032 for the comparable 1996 period. Revenues decreased $14,281,533, or approximately 40 percent, to $21,013,064 for the nine months ended September 30, 1997 compared to $35,294,597 for the comparable 1996 period. These decreases were primarily a result of the sale of the Turnersville System on January 10, 1997 and the Central Illinois System on June 30, 1997. Disregarding the effect of the sale of the Turnersville System and the Central Illinois System, revenues would have decreased $760,240, or 12 percent, to $5,681,220 for the three months ended September 30, 1997 from $6,441,460 for the comparable 1996 period. Revenues would have decreased $894,868, or approximately 5 percent, to $17,655,312 for the nine months ended September 30, 1997 from $18,550,180 for the comparable 1996 period. These decreases in revenues were due to the Naperville System's loss of subscribers due to competition from Ameritech.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $3,214,032, or approximately 46 percent, to $3,810,457 for the three month period ended September 30, 1997 compared to $7,024,489 for the comparable 1996 period. Operating expenses decreased $7,732,621, or approximately 38 percent, to $12,838,309 for the nine months ended September 30, 1997 compared to $20,570,930 for the comparable 1996 period. These decreases were primarily a result of the sale of the Turnersville System and the Central Illinois System. Disregarding the effect of the Turnersville System and the Central Illinois System sales, operating expenses would have decreased $358,626, or approximately 9 percent, to $3,598,097 for the three months ended September 30, 1997 from $3,956,723 for the comparable period. Operating expenses would have decreased $438,648, or approximately 4 percent, to $10,848,958 for the nine months ended September 30, 1997 from $11,287,606 for the comparable 1996 period. These decreases were primarily due to a decrease in subscriber related expenses as a result of the Naperville System's loss of subscribers due to competition from Ameritech. Operating expenses represented 63 percent and 61 percent, respectively, of revenues for the three and nine month periods ended September 30, 1997 compared to 61 percent for the comparable 1996 periods.

     Management fees and allocated overhead from the General Partner decreased $709,858, or approximately 54 percent, to $604,970 for the three month period ended September 30, 1997 compared to $1,314,828 for the comparable 1996 period. Management fees and allocated overhead from the General Partner decreased $1,758,178, or approximately 44 percent, to $2,268,749 for the nine month period ended September 30, 1997 compared to $4,026,927 for the comparable 1996 period. These decreases were primarily a result of the sale of the Turnersville System and the Central Illinois System. Disregarding the effect of the Turnersville System and the Central Illinois System sales, management fees and allocated overhead from the General Partner would have decreased $125,160, or approximately 17 percent, to $592,065 for the three month period ended September 30, 1997 from $717,225 for the comparable 1996 period. Management fees and allocated overhead from the General Partner would have decreased $241,180, or approximately 11 percent, to $1,911,599 for the nine months ended September 30, 1997 from $2,152,779 for the comparable 1996 period. These decreases were due to the decrease in revenues, upon which such management fees and allocations are based.

     Depreciation and amortization expense decreased $1,583,932, or approximately 45 percent, to $1,961,052 for the three month period ended September 30, 1997 compared to $3,544,984 for the comparable 1996 period. Depreciation and amortization expense decreased $2,913,724, or approximately 27 percent, to $7,864,181 for the nine months ended September 30, 1997 compared to $10,777,905 for the comparable 1996 period. These decreases were a result of the sale of the Turnersville System and the Central Illinois System. Disregarding the effect of the Turnersville System and the Central Illinois System sales, depreciation and amortization expense would have increased $223,278, or approximately 13 percent, to $1,960,467 for the three months ended September 30, 1997 from $1,737,189 for the comparable 1996 period. Depreciation and amortization expense would have increased $973,765, or approximately 19 percent, to $6,130,366 for the nine months ended September 30, 1997 from $5,156,601 for the comparable 1996 period. These increases were a result of capital additions during 1997.

     The Partnership recognized an operating loss of $556,518 for the three month period ended September 30, 1997 compared to operating income of $219,731 for the comparable 1996 period. Operating loss increased $1,877,010 to $1,958,175 for the nine month period ended September 30, 1997 compared to $81,165 for the comparable 1996 period. Disregarding the effect of the Turnersville System and the Central Illinois System sales, the Partnership reported an operating loss of $469,409 for the three month period ended September 30, 1997, compared to operating income of $30,323 for the comparable 1996 period. Operating loss increased $1,188,805 to $1,235,611 for the nine months ended September 30, 1997 from $46,806 for the comparable 1996 period. These changes were a result of the decrease in revenue and the increase in depreciation and amortization expense exceeding the decreases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $1,072,212, or approximately 74 percent, to $371,624 for the three month period ended September 30, 1997 compared to $1,443,836 for the comparable 1996 period. Interest expense decreased $2,963,814, or approximately 66 percent, to $1,546,461 for the nine months ended September 30, 1997 compared to $4,510,275 for the comparable 1996 period. These decreases were primarily due to lower outstanding balances on interest bearing obligations during 1997. A portion of the proceeds from the sales of the Turnersville System and the Central Illinois System was used to reduce the Partnership's debt.

     The Partnership recognized a gain on the sale of the Turnersville System of $62,923,951 and a gain on the sale of the Central Illinois System of $7,050,021 during the nine month period ended September 30, 1997. No similar gains were recognized during the comparable 1996 period.

     The Partnership reported a loss before equity in net loss of cable television joint venture of $1,146,066 for the three month period ended September 30, 1997 compared to $1,280,766 for the comparable 1996 period. These losses were the result of the factors discussed above. The Partnership reported income before equity in net loss of cable television joint venture of $64,890,255 for the nine month period ended September 30, 1997 compared to a loss before equity in net loss of cable television joint venture of $4,711,845 for the comparable 1996 period. This change was primarily a result of the gain on the sales of the Turnersville System and the Central Illinois System.

The Venture-

     Revenues of the Venture's Broward System increased $489,587, or approximately 8 percent, to $6,817,075 for the three months ended September 30, 1997 from $6,327,488 for the three months ended September 30, 1996. Revenues for the nine month periods ended September 30, 1997 and 1996 increased $1,734,896, or approximately 9 percent, to $20,596,170 in 1997 from $18,861,274 in 1996. These increases in revenues were due to basic rate increases and increases in advertising sales. Basic rate increases accounted for approximately 57 percent and 42 percent, respectively, of the increases in revenues for the three and nine month periods ended September 30, 1997. The increase in advertising sales accounted for approximately 20 percent of the increases in revenues for both the three and nine month periods ended September 30, 1997. No other individual factor was significant to the increase in revenues.

     Operating expenses increased $307,332, or approximately 9 percent, to $3,685,786 for the three months ended September 30, 1997 from $3,378,454 for the three months ended September 30, 1996. For the nine month periods ended September 30, operating expenses increased $1,104,386, or approximately 11 percent, to $11,396,740 in 1997 from $10,292,354 in 1996. Operating expenses represented 54 percent and 55 percent, respectively, of revenue for the three and nine months ended September 30, 1997 compared to 53 percent and 55 percent of revenue for the three and nine months ended September 30, 1996. These increases in operating expenses were due primarily to increases in programming fees and advertising costs. No other individual factor was significant to the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $182,255, or approximately 6 percent, to $3,131,289 for the three months ended September 30, 1997 from $2,949,034 for the comparable 1996 period. For the nine month periods ended September 30, operating cash flow increased $630,510, or approximately 7 percent, to $9,199,430 in 1997 from $8,568,920 in 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner increased $19,193, or approximately 3 percent, to $716,563 for the three months ended September 30, 1997 from $697,370 for the three months ended September 30, 1996. For the nine month periods ended September 30, management fees and allocated overhead from the General Partner increased $84,629, or approximately 4 percent, to $2,250,567 in 1997 from $2,165,938 in 1996. These increases were due to the increases in revenues, upon which such management fees are based. These increases were partially offset by decreases in expenses allocated by Jones Intercable, Inc.

     Depreciation and amortization expense increased $132,778, or approximately 6 percent, to $2,211,708 for the three months ended September 30, 1997 from $2,078,930 for the three months ended September 30, 1996. For the nine month periods ended September 30, depreciation and amortization expense increased $316,355, or approximately 5 percent, to $6,515,963 in 1997 from $6,199,608 in
1996.  These increases were due to capital additions in 1997.

     Operating income increased $30,284, or approximately 18 percent, to $203,018 for the three months ended September 30, 1997 from $172,734 for the comparable 1996 period. For the nine month periods ended September 30, operating income increased $229,526 to $432,900 in 1997 from $203,374 in 1996. These increases were due to the increases in operating cash flow exceeding the increases in depreciation and amortization expense.

     Interest expense decreased $30,518, or approximately 4 percent, to $746,619 for the three months ended September 30, 1997 from $777,137 for the three months ended September 30, 1996. For the nine month periods ended September 30, interest expense decreased $99,245, or approximately 4 percent, to $2,169,648 in 1997 from $2,268,893 in 1996. These decreases were primarily due to lower outstanding balances on interest bearing obligations.

     Net loss of the Venture decreased $194,092, or approximately 26 percent, to $538,879 for the three months ended September 30, 1997 from $732,971 for the three months ended September 30, 1996. For the nine month periods ended September 30, net loss decreased $389,430, or approximately 19 percent, to $1,708,250 in 1997 from $2,097,680 in 1996. These losses are the result of the factors discussed above.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         27)    Financial Data Schedule

     b)  Reports on Form 8-K

         Report on Form 8-K dated October 3, 1997, reported that on October 3, 1997 the Venture entered into an asset purchase agreement to sell the Broward System to an unaffiliated party for a sales price of $140,000,000, subject to closing adjustments.

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

                                         CABLE TV FUND 14-A, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner


                                         By:  /S/ Kevin P. Coyle
                                              --------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  November 14, 1997