Form 10-Q
period 1998-03-31
CABLE TV FUND 14-A LTD
filed 1998-05-13
CIK 810334

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934
For the quarterly period ended March 31, 1998.
                               --------------
                                       or
[_]  Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from_________________to_________________.

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                          March 31,    December 31,
                ASSETS                                                      1998           1997
                ------                                                  -------------  -------------

CASH                                                                    $    167,649   $    363,032

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $76,198 and $85,436 at March 31, 1998 and December 31, 1997,
    respectively                                                           1,180,061        931,372

DISTRIBUTION RECEIVABLE FROM JOINT VENTURE                                25,484,569           -

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                87,433,172     86,431,357
    Less- accumulated depreciation                                       (51,860,389)   (50,186,043)
                                                                        ------------   ------------

                                                                          35,572,783     36,245,314
    Franchise costs and other intangible assets, net of accumulated amortization of $12,150,291 and $11,920,332 at March 31, 1998
       and December 31, 1997, respectively                                 2,231,083      2,461,042
    Investment in cable television joint venture                               -          3,337,731
                                                                        ------------   ------------

                     Total investment in cable television properties      37,803,866     42,044,087

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                            1,599,732      1,644,310
                                                                        ------------   ------------

                     Total assets                                       $ 66,235,877   $ 44,982,801
                                                                        ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                            March 31,    December 31,
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                           1998           1997
        ------------------------------------------                        -------------  -------------

LIABILITIES:
    Debt                                                                  $ 23,488,050   $ 22,773,095
    General Partner advances                                                      -           489,313
    Accrued distributions to limited partners                               25,484,569           -
    Trade accounts payable and accrued liabilities                           2,024,572      2,440,724
    Subscriber prepayments                                                      89,266         84,154
    Loss in excess of investment in cable television joint venture             130,051           -
                                                                          ------------   ------------

                     Total liabilities                                      51,216,508     25,787,286
                                                                          ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                      1,000          1,000
        Accumulated deficit                                                     (1,000)       (73,389)
                                                                          ------------   ------------

                                                                                  -           (72,389)
                                                                          ------------   ------------

    Limited Partners-
        Net contributed capital (160,000 units outstanding
            at March 31, 1998 and December 31, 1997)                        68,722,000     68,722,000
        Accumulated earnings (deficit)                                       6,329,438    (14,906,596)
        Distributions                                                      (60,032,069)   (34,547,500)
                                                                          ------------   ------------

                                                                            15,019,369     19,267,904
                                                                          ------------   ------------

                     Total liabilities and partners' capital (deficit)    $ 66,235,877   $ 44,982,801
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                                  For the Three Months Ended
                                                                           March 31,
                                                                -----------------------------
                                                                     1998            1997
                                                                --------------  -------------

REVENUES                                                          $ 5,636,706    $ 7,770,411

COSTS AND EXPENSES:
  Operating expenses                                                3,531,408      4,525,488
  Management fees and allocated overhead from General Partner         608,211        915,785
  Depreciation and amortization                                     1,957,957      2,822,180
                                                                  -----------    -----------

OPERATING LOSS                                                       (460,870)      (493,042)
                                                                  -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                   (415,412)      (617,003)
  Gain on sale of cable television system                                -        62,923,951
  Other, net                                                          167,918     (1,205,647)
                                                                  -----------    -----------

                     Total other income (expense)                    (247,494)    61,101,301
                                                                  -----------    -----------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS)
  OF CABLE TELEVISION JOINT VENTURE                                  (708,364)    60,608,259

EQUITY IN NET INCOME (LOSS) OF CABLE TELEVISION
  JOINT VENTURE                                                    22,016,787       (161,132)
                                                                  -----------    -----------

NET INCOME                                                        $21,308,423    $60,447,127
                                                                  ===========    ===========

ALLOCATION OF NET INCOME:
  General Partner                                                 $    72,389    $   751,384
                                                                  ===========    ===========

  Limited Partners                                                $21,236,034    $59,695,743
                                                                  ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT                               $132.73        $373.10
                                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                   160,000        160,000
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                                1998           1997
                                                                            -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $ 21,308,423   $ 60,447,127
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                            1,957,957      2,822,180
      Gain on sale of cable television system                                       -       (62,923,951)
      Equity in net loss (income) of cable television joint venture          (22,016,787)       161,132
      Decrease (increase) in trade receivables                                  (248,689)       603,452
      Increase in deposits, prepaid expenses and deferred charges                 (9,074)      (252,447)
      Decrease in trade accounts payable and accrued liabilities and
        subscriber prepayments                                                  (411,040)      (903,674)
      Decrease in General Partner advances                                      (489,313)      (352,232)
                                                                            ------------   ------------

                     Net cash provided by (used in) operating activities          91,477       (398,413)
                                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                     (1,001,815)    (1,116,691)
  Proceeds from sale of cable television system, net of brokerage fee               -        82,387,500
  Increase in distribution receivable from Joint Venture                     (25,484,569)          -
  Distribution from Joint Venture                                             25,484,569           -
                                                                            ------------   ------------

                     Net cash provided by (used in) investing activities      (1,001,815)    81,270,809
                                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       750,000     32,300,000
  Repayment of debt                                                              (35,045)   (84,922,157)
  Distributions to limited partners                                          (25,484,569)   (25,000,000)
  Increase in accrued distributions to limited partners                       25,484,569           -
                                                                            ------------   ------------

                     Net cash provided by (used in) financing activities         714,955    (77,622,157)
                                                                            ------------   ------------

Increase (decrease) in cash                                                     (195,383)     3,250,239

Cash, beginning of period                                                        363,032      1,257,022
                                                                            ------------   ------------

Cash, end of period                                                         $    167,649   $  4,507,261
                                                                            ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                             $    404,407   $  1,276,471
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at March 31, 1998 and December 31, 1997 and its results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

      The Partnership owns and operates the cable television systems serving the areas in and around Buffalo, Minnesota, Naperville, Illinois and Calvert County, Maryland. In addition, the Partnership owns a 27 percent interest in the Cable TV Fund 14-A/B Venture (the "Venture"). The Venture owned and operated the cable television system serving certain areas in Broward County, Florida (the "Broward System") until its sale on March 31, 1998. See Note 3.

(2) Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1998 and 1997 (excluding the Partnership's interest in the Venture) were $281,835 and $388,521, respectively.

      The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three month periods ended March 31, 1998 and 1997 (excluding the Partnership's interest in the Venture) were $326,376 and $527,264, respectively.

(3) On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $136,808,648. The initial sales price of $140,000,000 was reduced $2,472 for each of the Broward System's equivalent basic subscribers less than 56,637 at closing. At March 31, 1998, the Broward System had 55,346 equivalent basic subscribers, which reduced the initial sales price by $3,191,352. The General Partner expects that when final closing adjustments are done approximately sixty days after closing, additional equivalent basic subscribers that were not able to be counted at closing because they were relatively recent subscribers at March 31, 1998 will be counted as equivalent basic subscribers and the sales price will be adjusted upward. If the sales price is adjusted upward, the Venture would make an additional distribution to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture.

      From the proceeds of the Broward System sale, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 at March 31, 1998 and paid a 2.5 percent brokerage fee of $3,420,216 to The Jones Group, Ltd., a subsidiary of the General Partner ("The Jones Group"), for acting as a broker in this transaction. The Venture then distributed the remaining net sale proceeds, or $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 27 percent of the net sale proceeds, or $25,484,569. In April 1998, the Partnership distributed its net sale proceeds to its limited partners of record as of March 31, 1998. Such distribution represented approximately $159 for each $500 limited partnership interest or $318 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Broward System, together with all prior distributions, did not return 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale. Because the Broward System represented the only asset of the Venture, the Venture will be liquidated and dissolved before the end of 1998.

(4) On April 8, 1998, the Partnership signed a letter of intent to sell its Naperville System to an unaffiliated party for a sales price of $23,000,000, subject to customary closing adjustments. The sale of the Naperville System is contingent upon the Partnership and the prospective buyer negotiating a definitive asset purchase agreement. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Naperville System may constitute all or substantially all of the assets of the Partnership at the time the Partnership enters into a definitive asset purchase agreement, the sale may be subject to the approval of the owners of a majority of the interests of the Partnership. Upon the proposed sale of the Naperville System, the Partnership will repay a portion of its revolving credit facility, pay a brokerage fee to The Jones Group totaling $575,000, representing
2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $696,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $9,800,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Naperville System. Because the distribution to the limited partners from the sale of the Naperville System, together with all prior distributions, will not return 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive a general partner distribution from the sale of the Naperville System. Based upon financial information as of March 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $61 for each $500 limited partnership interest, or $122 for each $1,000 invested in the Partnership.

      The $696,000 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until the fourth quarter of 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Naperville System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be distributed to the Partnership's limited partners. If the entire $696,000 escrow amount is available, the Partnership would then distribute the $696,000 to the limited partners, which would represent $4 for each $500 limited partnership interest, or $8 for each $1,000 invested in the Partnership.

      Taking into account the distribution from the sale of the Venture's Broward System and the anticipated distribution from the proposed sale of the Naperville System, together with all prior distributions, the General Partner expects that limited partners of the Partnership will have received $441 for each $500 limited partnership interest, or $882 for each $1,000 invested in the Partnership, after the sale of the Naperville System.

(5)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                March 31, 1998   December 31, 1997
                                                ---------------  ------------------
          ASSETS
          ------

Cash and accounts receivable                      $ 94,638,668        $  1,688,123

Investment in cable television properties                 -             51,847,372

Other assets                                            24,430             620,522
                                                  ------------        ------------

     Total assets                                 $ 94,663,098        $ 54,156,017
                                                  ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------

Debt                                              $       -           $ 39,597,617

Payables and accrued liabilities                    94,787,789           1,886,849

Partners' contributed capital                       70,000,000          70,000,000

Distributions to joint venture partners            (94,039,000)               -

Accumulated capital (deficit)                       23,914,309         (57,328,449)
                                                  ------------        ------------

     Total liabilities and partners' capital      $ 94,663,098        $ 54,156,017
                                                  ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                              For the Three Months Ended
                                                                       March 31,
                                                             -----------------------------

                                                                  1998         1997
                                                             -------------   -------------

Revenues                                                       $ 7,064,891   $6,844,105

Operating expenses                                               3,981,015    3,833,754

Management fees and allocated overhead from General Partner        760,650      813,632

Depreciation and amortization                                    2,249,219    2,121,717
                                                               -----------   ----------

Operating income                                                    74,007       75,002

Interest expense                                                  (705,440)    (703,657)

Gain on sale of cable television system                         82,465,154         -

Other, net                                                        (590,963)      34,071
                                                               -----------   ----------

     Net income (loss)                                         $81,242,758   $ (594,584)
                                                               ===========   ==========

     Management fees and reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $353,245 and $407,405, respectively, for the three month period ended March 31, 1998, and $342,205 and $471,427, respectively, for the three month period ended March 31, 1997.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

      It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with this policy, the Partnership sold two of its systems in 1997, the Venture sold the Broward System in March 1998 and the Partnership has signed a letter of intent to sell its Naperville System. The General Partner continues to seek opportunities for the sale of the remaining systems. There is no assurance as to the timing or terms of any sales.

The Partnership-

      On March 31, 1998, the Venture sold the Broward System to an unaffiliated party for a sales price of $136,808,648. The Partnership received 27 percent of the net sale proceeds, or $25,484,569. The Partnership distributed its net sale proceeds to its limited partners of record as of March 31, 1998. Such distribution represented approximately $159 for each $500 limited partnership interest or $318 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Broward System did not return 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale.

      On April 8, 1998, the Partnership signed a letter of intent to sell its Naperville System to an unaffiliated party for a sales price of $23,000,000, subject to customary closing adjustments. The sale of the Naperville System is contingent upon the Partnership and the prospective buyer negotiating a definitive asset purchase agreement. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Naperville System may constitute all or substantially all of the assets of the Partnership at the time the Partnership enters into a definitive asset purchase agreement, the sale may be subject to the approval of the owners of a majority of the interests of the Partnership. Upon the proposed sale of the Naperville System, the Partnership will repay a portion of its revolving credit facility, pay a brokerage fee to The Jones Group totaling $575,000, representing
2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $696,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $9,800,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Naperville System. Because the distribution to the limited partners from the sale of the Naperville System, together with all prior distributions, will not return 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive a general partner distribution from the sale of the Naperville System. Based upon financial information as of March 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $61 for each $500 limited partnership interest, or $122 for each $1,000 invested in the Partnership.

      The $696,000 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until the fourth quarter of 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Naperville System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be distributed to the Partnership's limited partners. If the entire $696,000 escrow amount is available, the Partnership would then distribute the $696,000 to the limited partners, which would represent $4 for each $500 limited partnership interest, or $8 for each $1,000 invested in the Partnership.

      Taking into account the distribution from the sale of the Venture's Broward System and the anticipated distribution from the proposed sale of the Naperville System, together with all prior distributions, the General Partner expects that the limited partners of the Partnership will have received $441 for each $500 limited partner interest, or $882 for each $1,000 invested in the Partnership, after the sale of the Naperville System.

       For the three months ended March 31, 1998, capital expenditures totaled approximately $1,002,000 for all of the Partnership's systems. Approximately 50 percent of the expenditures related to construction of service drops to subscriber's homes. Approximately 38 percent of the expenditures related to new plant construction associated with new homes passed in all of the Partnership's systems. The remainder was for other expenditures to maintain the value of the Partnership's systems. These expenditures were funded by cash generated from operations, borrowings under the Partnership's credit facility and cash on hand. Budgeted capital expenditures for all of the Partnership's systems for the remainder of 1998 are approximately $5,126,000. Approximately 41 percent of the expenditures will be used for new plant construction associated with new homes passed in all of the Partnership's systems. Approximately 32 percent will relate to construction of service drops to subscribers' homes. The remainder is for other expenditures to maintain the value of the Partnership's remaining systems until they are sold. Funding for the improvements is expected to come from cash on hand, cash generated from operations and, if necessary, borrowings under its credit facility.

      The Partnership is a party to a $27,700,000 revolving credit facility, of which $23,050,000 was outstanding at March 31, 1998, leaving $4,650,000 available for future borrowings. The revolving credit facility expires on September 30, 2000, at which time the then-outstanding balance is payable in full. The Partnership will repay approximately $11,500,000 upon the closing of the sale of the Naperville System. Interest on the revolving credit facility's outstanding balance is at the Partnership's option of the London Interbank Offered Rate ("LIBOR") plus 1.125 percent, the Certificate of Deposit Rate (the "CD Rate") plus 1.25 percent or the Base Rate plus .125 percent. The effective interest rates on amounts outstanding as of March 31, 1998 and 1997 were 6.83 percent and 7.14 percent, respectively.

      Ameritech, which provides telephone service in a multi-state region including Illinois, is providing cable television service in Naperville, Illinois, the community served by the Partnership's Naperville System. This competition has had an adverse effect on the Naperville System's revenues and cash flow. This competition had an adverse effect on the sales price that the Partnership was able to obtain from the prospective buyer of the Naperville System. The General Partner is taking prudent steps necessary to meet this competition from Ameritech and, to the extent possible, to safeguard the value of the Naperville System until it is sold. These steps include a judicial challenge to the terms on which a franchise was issued to Ameritech. Litigation is currently pending in federal court against both the City of Naperville and Ameritech and includes claims made by the City of Naperville against the Partnership.

      The Partnership has sufficient sources of capital available from cash on hand, cash generated from operations and borrowings available under its revolving credit facility to meet its presently anticipated needs.

The Venture-

      In addition to those systems owned directly by it, the Partnership owns a 27 percent interest in the Venture. The Partnership's investment in the Venture, accounted for under the equity method, decreased by $3,467,782 compared to the December 31, 1997 balance. This decrease represents the Partnership's proportionate share of income generated by the Venture during the first quarter of 1998 less the distribution from the sale of the Broward System.

      On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $136,808,648. The initial sales price of $140,000,000 was reduced $2,472 for each of the Broward System's equivalent basic subscribers less than 56,637 at closing. At March 31, 1998, the Broward System had 55,346 equivalent basic subscribers, which reduced the initial sales price by $3,191,352. The General Partner expects that when final closing adjustments are done approximately sixty days after closing, additional equivalent basic subscribers that were not able to be counted at closing because they were relatively recent subscribers at March 31, 1998 will be counted as equivalent basic subscribers and the sales price will be adjusted upward. If the sales price is adjusted upward, the Venture would make an additional distribution to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture.

      From the proceeds of the Broward System sale, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 at March 31, 1998 and paid a 2.5 percent brokerage fee of $3,420,216 to The Jones Group. The Venture distributed the remaining net sale proceeds, or $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Because the Broward System represented the only asset of the Venture, the Venture will be liquidated and dissolved before the end of 1998.

      For the three months ended March 31, 1998, the Venture generated net cash from operating activities totaling $1,284,584 which is available to fund capital expenditures and non-operating costs. The Venture expended approximately $937,000 on capital additions during the first quarter of 1998. The construction of service drops to homes accounted for approximately 49 percent of the expenditures. Cable television plant extensions related to new homes passed accounted for approximately 38 percent of these expenditures. The remainder of these expenditures was to maintain the value of the Broward System until it was sold on March 31, 1998. These capital expenditures were funded primarily from cash on hand and cash generated from operations.

RESULTS OF OPERATIONS
---------------------

The Partnership-

      Revenues of the Partnership decreased $2,133,705, or approximately 27 percent, to $5,636,706 for the first quarter of 1998 from $7,770,411 for the first quarter of 1997. This decrease was primarily a result of the sales of the cable television systems serving the areas in and around the communities of Turnersville, New Jersey (the "Turnersville System") and Central Illinois (the "Central Illinois System") on January 10, 1997 and June 30, 1997, respectively. Disregarding the effect of the sales of the Turnersville System and Central Illinois System, revenues would have decreased $317,095, or approximately 5 percent, to $5,636,706 for the three months ended March 31, 1998 from $5,953,801 for the comparable 1997 period. This decrease in revenues was due to the Naperville System's loss of subscribers due to competition from Ameritech.

      Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

      Operating expenses decreased $994,080, or approximately 22 percent, to $3,531,408 for the quarter ended March 31, 1998 from $4,525,488 for the quarter ended March 31, 1997. This decrease was primarily a result of the sales of the Turnersville System and Central Illinois System. Disregarding the effect of the sales of the Turnersville System and Central Illinois System, operating expenses would have decreased $52,501, or approximately 1 percent, to $3,531,408 for the three months ended March 31, 1998 from $3,583,909 for the comparable 1997 period. Operating expenses represented 63 percent of revenue in the first quarter of 1998 compared to 60 percent of revenue in the first quarter of 1997.

      Management fees and allocated overhead from the General Partner decreased $307,574, or approximately 34 percent, to $608,211 for the three month period ended March 31, 1998 from $915,785 for the three month period ended March 31, 1997. This decrease was a result of the sales of the Turnersville System and Central Illinois System. Disregarding the effect of the sales of the Turnersville System and Central Illinois System, management fees and allocated overhead from the General Partner would have decreased $100,983, or approximately 14 percent, to $608,211 in 1998 from $709,194 in 1997. This decrease was due to the decrease in revenues, upon which such management fees and allocations are based, and a decrease in costs allocated from the General Partner.

      Depreciation and amortization expense decreased $864,223, or approximately 31 percent, to $1,957,957 for the three month period ended March 31, 1998 from $2,822,180 for the three month period ended March 31, 1997. This decrease was a result of the sales of the Turnersville System and Central Illinois System. Disregarding the effect of the sales of the Turnersville System and Central Illinois System, depreciation and amortization expense would have increased $89,901, or approximately 5 percent, to $1,957,957 in 1998 from $1,868,056 in
1997. This increase was due to capital additions in the Partnership's remaining systems.

      Operating loss decreased $32,172, or approximately 7 percent, to $460,870 for the three month period ended March 31, 1998 from $493,042 for the three month period ended March 31, 1997. Disregarding the effect of the sales of the Turnersville System and Central Illinois System, operating loss would have increased $253,512 to $460,870 in 1998 from $207,358 in 1997 primarily due to the decrease in revenues exceeding the decreases in operating expenses and management fees and allocated overhead from the General Partner.

      Interest expense decreased $201,591, or approximately 33 percent, to $415,412 for the three months ended March 31, 1998 from $617,003 for the comparable 1997 period. This decrease was primarily due to lower outstanding balances on interest bearing obligations in 1998. A portion of the proceeds from the sale of the Turnersville System and the Central Illinois System was used to reduce the Partnership's debt in 1997.

      The Partnership recognized a gain of $62,923,951 related to the sale of the Turnersville System in January 1997. No similar gain was recognized in the first quarter of 1998.

      The Partnership reported loss before equity in net income of cable television joint venture of $708,364 in 1998 compared to income of $60,608,259 in 1997. This change was primarily due to the gain on the sale of the Turnersville System in the first quarter of 1997.

The Venture-

      Revenues of the Venture's Broward County System increased $220,786, or approximately 3 percent, to $7,064,891 for the three months ended March 31, 1998 from $6,844,105 for the comparable 1997 period. Basic service rate increases accounted for approximately 84 percent of the increase in revenues. The number of basic subscribers totaled 52,302 at March 31, 1998 compared to 52,042 at March 31, 1997, an increase of 260 subscribers. This increase in basic subscribers accounted for approximately 14 percent of the increase in revenues. No other individual factor significantly affected the increase in revenues.

      Operating expenses increased $147,261, or approximately 4 percent, to $3,981,015 for the three months ended March 31, 1998 from $3,833,754 for the comparable 1997 period. This increase in operating expenses was due primarily to increases in programming fees. No other individual factor significantly affected the increase in operating expenses. Operating expenses represented approximately 56 percent of revenue for both 1998 and 1997.

      The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $73,525, or approximately 2 percent, to $3,083,876 for the three months ended March 31, 1998 from $3,010,351 for the comparable 1997 period due to the increase in revenues exceeding the increase in operating expenses.

      Management fees and allocated overhead from Jones Intercable, Inc. decreased $52,982, or approximately 7 percent, to $760,650 for the three months ended March 31, 1998 from $813,632 for the comparable 1997 period. This decrease was primarily due to a decrease in allocated overhead from Jones Intercable, Inc.

      Depreciation and amortization expense increased $127,502, or approximately 6 percent, to $2,249,219 for the three months ended March 31, 1998 from $2,121,717 for the comparable 1997 period. This increase was attributable to capital additions to the Venture's asset base.

      Operating income decreased $995, or approximately 1 percent, to $74,007 for the three months ended March 31, 1998 from $75,002 for the comparable 1997 period. This decrease was due to the increase in depreciation and amortization exceeding the increase in operating cash flow.

      Interest expense increased $1,783, or less than 1 percent, to $705,440 for the three months ended March 31, 1998 from $703,657 for the comparable 1997 period due to higher effective interest rates on interest bearing obligations during the period.

      For the three months ended March 31, 1998, the Venture reported a gain from the sale of the Broward System of $82,465,154. No similar gain was reported for the comparable 1997 period.

      The Venture reported net income of $81,242,758 for the three months ended March 31, 1998 compared to a net loss of $594,584 for the comparable period in 1997. This change was due to the gain on the sale of the Broward System in March 1998.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated April 8, 1998, reported that on April
             8, 1998, Jones Intercable, Inc., the general partner of the Partnership, executed a letter of intent on behalf of the Partnership to sell the Naperville System to an unaffiliated third party.

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

Dated: May 13, 1998