Form 10-Q
period 1998-06-30
CABLE TV FUND 14-A LTD
filed 1998-08-14
CIK 810334

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998.
                               -------------
                                      or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________.


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


    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado 80155-3309
    -----------------------------------------------------------------------
                     Address of principal executive office


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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                          June 30,     December 31,
                    ASSETS                                                  1998           1997
                    ------                                              ------------   ------------

CASH                                                                    $    158,328   $    363,032

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $107,709 and $85,436 at June 30, 1998 and December 31, 1997,
    respectively                                                             851,142        931,372

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                89,190,257     86,431,357
    Less- accumulated depreciation                                       (53,730,065)   (50,186,043)
                                                                        ------------   ------------

                                                                          35,460,192     36,245,314
    Franchise costs and other intangible assets, net of accumulated amortization of $12,380,250 and $11,920,332 at June 30, 1998
       and December 31, 1997, respectively                                 2,001,124      2,461,042

    Investment in cable television joint venture                             356,055      3,337,731
                                                                        ------------   ------------

                     Total investment in cable television properties      37,817,371     42,044,087

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                            1,628,453      1,644,310
                                                                        ------------   ------------

                     Total assets                                       $ 40,455,294   $ 44,982,801
                                                                        ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------



                                                                            June 30,     December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                              1998           1997
     -------------------------------------------                          ------------   ------------

LIABILITIES:
    Debt                                                                  $ 23,455,629   $ 22,773,095
    General Partner advances                                                   235,908        489,313
    Trade accounts payable and accrued liabilities                           2,206,623      2,440,724
    Subscriber prepayments                                                     168,575         84,154
                                                                          ------------   ------------

               Total liabilities                                            26,066,735     25,787,286
                                                                          ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                      1,000          1,000
        Accumulated deficit                                                     (1,000)       (73,389)
                                                                          ------------   ------------

                                                                                     -        (72,389)
                                                                          ------------   ------------

    Limited Partners-
        Net contributed capital (160,000 units outstanding
            at June 30, 1998 and December 31, 1997)                         68,722,000     68,722,000
        Accumulated earnings (deficit)                                       5,698,628    (14,906,596)
        Distributions                                                      (60,032,069)   (34,547,500)
                                                                          ------------   ------------

                                                                            14,388,559     19,267,904
                                                                          ------------   ------------

               Total liabilities and partners' capital (deficit)          $ 40,455,294   $ 44,982,801
                                                                          ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------



                                                For the Three Months Ended    For the Six Months Ended
                                                          June 30,                   June 30,
                                                --------------------------   -------------------------
                                                    1998           1997          1998          1997
                                                -----------    -----------   -----------   -----------
REVENUES                                        $ 5,874,300    $ 7,422,692   $11,511,006   $15,193,103

COSTS AND EXPENSES:
  Operating expenses                              3,766,324      5,553,318     7,297,732     9,027,852
  Management fees and allocated
    overhead from General Partner                   652,173        747,994     1,260,384     1,663,779
  Depreciation and amortization                   2,160,009      3,080,949     4,117,966     5,903,129
                                                -----------    -----------   -----------   -----------

OPERATING LOSS                                     (704,206)    (1,959,569)   (1,165,076)   (1,401,657)
                                                -----------    -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (414,774)      (557,834)     (830,186)   (1,174,837)
  Gain on sale of cable television systems                -      7,050,021             -    69,973,972
  Other, net                                          2,064        895,444       169,982    (1,361,157)
                                                -----------    -----------   -----------   -----------

          Total other income (expense), net        (412,710)     7,387,631      (660,204)   67,437,978
                                                -----------    -----------   -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN
  NET INCOME (LOSS) OF CABLE
  TELEVISION JOINT VENTURE                       (1,116,916)     5,428,062    (1,825,280)   66,036,321

EQUITY IN NET INCOME (LOSS) OF
  CABLE TELEVISION JOINT VENTURE                    486,106       (155,767)   22,502,893      (316,899)
                                                -----------    -----------   -----------   -----------

NET INCOME (LOSS)                               $  (630,810)   $ 5,272,295   $20,677,613   $65,719,422
                                                ===========    ===========   ===========   ===========

ALLOCATION OF NET INCOME
  (LOSS):
    General Partner                             $         -    $   (17,778)  $    72,389   $   733,606
                                                ===========    ===========   ===========   ===========

    Limited Partners                            $  (630,810)   $ 5,290,073   $20,605,224   $64,985,816
                                                ===========    ===========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                              $     (3.94)   $     33.06   $    128.79   $    406.16
                                                ===========    ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                 160,000        160,000       160,000       160,000
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

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------



                                                                         For the Six Months Ended
                                                                                 June 30,
                                                                       ----------------------------
                                                                           1998           1997
                                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 20,677,613   $ 65,719,422
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                       4,117,966      5,903,129
      Equity in net (income) loss of cable television joint venture     (22,502,893)       316,899
      Gain on sale of cable television systems                                    -    (69,973,972)
      Decrease in trade receivables                                          80,230        534,277
      Increase in deposits, prepaid expenses and
        deferred charges                                                    (98,169)    (1,463,760)
      Decrease in trade accounts payable, accrued liabilities
        and subscriber prepayments                                         (149,680)      (775,628)
      Decrease in General Partner advances                                 (253,405)       (17,314)
                                                                       ------------   ------------


          Net cash provided by operating activities                       1,871,662        243,053
                                                                       ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                (2,758,900)    (3,246,139)
  Proceeds from sale of cable television systems, net of
    brokerage fees                                                                -    101,890,280
  Distribution from Joint Venture                                        25,484,569              -
                                                                       ------------   ------------

          Net cash provided by investing activities                      22,725,669     98,644,141
                                                                       ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                  750,000     32,291,728
  Repayment of debt                                                         (67,466)   (99,329,454)
  Increase in accrued distribution to limited partners                            -      9,547,500
  Distributions to limited partners                                     (25,484,569)   (34,547,500)
                                                                       ------------   ------------

          Net cash used in financing activities                         (24,802,035)   (92,037,726)
                                                                       ------------   ------------

Increase (decrease) in cash                                                (204,704)     6,849,468

Cash, beginning of period                                                   363,032      1,257,022
                                                                       ------------   ------------

Cash, end of period                                                    $    158,328   $  8,106,490
                                                                       ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                        $    995,084   $  1,234,566
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

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at June 30, 1998 and December 31, 1997, its results of operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving the areas in and around Buffalo, Minnesota (the "Buffalo System"), Naperville, Illinois (the "Naperville System") and Calvert County, Maryland (the "Calvert County System"), all of which are in various stages of being sold. See Note 4. In addition, the Partnership owns a 27 percent interest in Cable TV Fund 14-A/B Venture (the "Venture"). The Venture owned and operated the cable television system serving certain areas in Broward County, Florida (the "Broward System") until its sale on March 31, 1998. See Note 3.

(2) Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1998 (excluding the Partnership's interest in the Venture) were $293,715 and $575,550, respectively, compared to $371,134 and $759,655, respectively, for the similar 1997 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1998 (excluding the Partnership's interest in the Venture) were $358,458 and $684,834, respectively, compared to $376,860 and $904,124, respectively, for the similar 1997 periods.

(3) On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $140,000,000. The agreement provided that the contract sales price of $140,000,000 would be reduced $2,472 for each of the Broward System's equivalent basic subscribers less than 56,637 at closing. At March 31, 1998, the Broward System had 55,346 equivalent basic subscribers, which reduced the sales price by $3,191,352. When final closing adjustments were completed on June 30, 1998, however, additional equivalent basic subscribers that were not able to be counted as basic subscribers of the Broward System at the March 31, 1998 closing (because they were relatively recent subscribers at such date) were able to be counted as equivalent basic subscribers of the Broward System. These basic subscribers brought the equivalent basic subscriber count up to 56,637 and the sales price accordingly was adjusted upward by $3,191,352 to $140,000,000.

     From the initial proceeds of the Broward System sale at initial closing, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 and paid a 2.5 percent brokerage fee of $3,420,216 to The Jones Group, Ltd., a subsidiary of the General Partner ("The Jones Group"), for acting as a broker in this transaction. The Venture then distributed the remaining net sale proceeds, or $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 27 percent of the net sale proceeds, or $25,484,569. In April 1998, the Partnership distributed its net sale proceeds to its limited partners of record as of March 31, 1998. Such distribution represented approximately $159 for each $500 limited partnership interest or $318 for each $1,000 invested in the Partnership.

     From the additional proceeds of the Broward System sale at final closing, the Venture settled final working capital adjustments and paid a 2.5 percent brokerage fee of $79,784 to The Jones Group. The Venture then distributed the remaining additional net sale proceeds, or $1,669,056, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 27 percent of the additional net sale proceeds, or $452,433. The Partnership will retain the $452,433 for working capital purposes. Because the distributions to the limited partners from the sale of the Broward System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale. Because the Broward System represented the only asset of the Venture, the Venture will be liquidated and dissolved before the end of 1998.

(4) The Partnership is in various stages of selling its three remaining cable television systems. These transactions are discussed below in the order of anticipated sale closing date.

     Calvert County System
     ---------------------

     On June 29, 1998, the Partnership entered into a purchase and sale agreement to sell the Calvert County System to Jones Communications of Maryland, Inc., a Colorado corporation, which is a wholly owned subsidiary of Jones Cable Holdings, Inc., which in turn is a wholly owned subsidiary of the General Partner, for a sales price of $39,388,667, subject to customary closing adjustments. The purchase price was determined by the average of three separate independent appraisals of the fair market value of the Calvert County System. Closing of the sale, which is expected to occur in the fourth quarter of 1998, will be subject to several conditions, including necessary governmental and other third party consents. Upon the proposed sale of the Calvert County System, based upon financial information as of June 30, 1998, the Partnership will repay $19,694,334 outstanding on its revolving credit facility, pay certain fees and expenses of the transaction and distribute the remaining net sale proceeds of approximately $19,300,000 to the Partnership's limited partners of record as of the closing date of the sale of the Calvert County System. Because the distribution to the limited partners from the sale of the Calvert County System, together with all prior distributions, will not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive a general partner distribution from the sale of the Calvert County System. Based upon financial information as of June 30, 1998, this distribution will give the Partnership's limited partners an approximate return of $121 for each $500 limited partnership interest, or $242 for each $1,000 invested in the Partnership.

     Buffalo System
     --------------

     On April 13, 1998, the Partnership signed a letter of intent to sell its Buffalo System to an unaffiliated party for a sales price of $27,000,000, subject to customary closing adjustments. The sale of the Buffalo System is contingent upon the Partnership and the prospective buyer negotiating a definitive asset purchase agreement. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. Upon the proposed sale of the Buffalo System, based upon financial information as of June 30, 1998, the Partnership will repay the balance outstanding on its revolving credit facility, estimated to total $3,355,666, pay a brokerage fee to The Jones Group totaling $675,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments and deposit $1,200,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $21,600,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Buffalo System. Because the distribution to the limited partners from the sale of the Buffalo System, together with all prior distributions, will return to the limited partners more than 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will receive a general partner distribution from the proceeds of the sale of the Buffalo System. It is estimated that the limited partners, as a group, will receive $21,367,000, or approximately $134 for each $500 limited partner interest, or $268 for each $1,000 invested in the Partnership, and the General Partner will receive a general partner distribution of $233,000 from the net sale proceeds.

     For a period of 90 days following the closing date, $1,200,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Buffalo System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account that are not claimed by the purchaser at the end of the 90 day period will be distributed to the partners of the Partnership at that time. If the entire $1,200,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($900,000) and the General Partner would receive 25 percent ($300,000) of the net escrow proceeds; thus, the limited partners would receive approximately $6 for each $500 limited partnership interest, or $12 for each $1,000 invested in the Partnership from this portion of the sale proceeds.

     Naperville System
     -----------------

     On August 7, 1998, the Partnership signed an asset purchase agreement to sell its Naperville System to an unaffiliated party for a sales price of $23,000,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. Upon the proposed sale of the Naperville System, based upon financial information as of June 30, 1998, the Partnership will pay a brokerage fee to The Jones Group totaling $575,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $696,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $21,000,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Naperville System. The limited partners, as a group, will receive 75 percent ($15,750,000), and the General Partner will receive a 25 percent ($5,250,000) general partner distribution from the net sale proceeds; thus, the limited partners would receive approximately $98 for each $500 limited partnership interest, or $196 for each $1,000 invested in the Partnership from the sale of the Naperville System.

     The $696,000 of sale proceeds to be placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Naperville System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be distributed to the Partnership's partners. If the entire $696,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($522,000) and the General Partner would receive 25 percent ($174,000) of the net escrow proceeds; thus, the limited partners would receive approximately $3 for each $500 limited partnership interest, or $6 for each $1,000 invested in the Partnership from this portion of the sale proceeds.

     The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Naperville System will represent the only asset of the Partnership at the time of its sale, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the Naperville System's indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     Anticipated Total Distributions
     -------------------------------

     Taking into account the distribution of the Partnership's portion of the net proceeds from the sale of the Venture's Broward System and the anticipated distributions of the net proceeds from the proposed sales of the Partnership's remaining systems (excluding escrowed proceeds), together with all prior distributions, the General Partner expects that the limited partners of the Partnership will have received approximately $728 for each $500 limited partner interest, or $1,456 for each $1,000 invested in the Partnership.

(5)  Financial information regarding the Venture is presented below:

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                June 30, 1998   December 31, 1997
                                                -------------   -----------------
          ASSETS
          ------

Cash and accounts receivable                     $          -        $  1,688,123

Investment in cable television properties                   -          51,847,372

Other assets                                        2,290,433             620,522
                                                 ------------        ------------

     Total assets                                $  2,290,433        $ 54,156,017
                                                 ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                             $          -        $ 39,597,617

Payables and accrued liabilities                    2,290,433           1,886,849

Partners' contributed capital                      70,000,000          70,000,000

Distributions to joint venture partners           (95,708,056)                  -

Accumulated capital (deficit)                      25,708,056         (57,328,449)
                                                 ------------        ------------

     Total liabilities and partners' capital     $  2,290,433        $ 54,156,017
                                                 ============        ============

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                                            For the Three Months Ended     For the Six Months Ended
                                                     June 30,                     June 30,
                                           ---------------------------   ---------------------------
                                               1998            1997          1998          1997
                                           ------------   ------------   ------------   ------------
Revenues                                   $          -   $  6,934,990   $  7,064,891   $ 13,779,095

Operating expenses                                    -      3,877,200      3,981,015      7,710,954

Management fees and allocated overhead
  from General Partner                                -        720,372        760,650      1,534,004

Depreciation and amortization                         -      2,182,538      2,249,219      4,304,255
                                           ------------   ------------   ------------   ------------

Operating income                                      -        154,880         74,007        229,882

Interest expense                                      -       (719,372)      (705,440)    (1,423,029)

Gain on sale of cable television system       3,111,568              -     85,576,722              -

Other, net                                   (1,317,821)       (10,295)    (1,908,784)        23,776
                                           ------------   ------------   ------------   ------------

          Net income (loss)                $  1,793,747   $   (574,787)  $ 83,036,505   $ (1,169,371)
                                           ============   ============   ============   ============

          Management fees paid to the General Partner by the Venture totaled $-0- and $353,245, respectively, for the three and six month periods ended
June 30, 1998, compared to $346,750 and $688,955, respectively, for the similar 1997 periods. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $-0- and $407,405, respectively, for the three and six month periods ended June 30, 1998, compared to $373,622 and $845,049 for the similar 1997 periods. Management fees paid by the Venture and attributable to the Partnership totaled $-0- and $95,729, respectively, for the three and six months ended June 30, 1998, compared to $93,969 and $186,706, respectively, for the similar 1997 periods. Reimbursements paid by the Venture and attributable to the Partnership totaled $-0- and $110,406, respectively, for the three and six months ended June 30, 1998, compared to $101,251 and $229,000, respectively, for the similar 1997 periods.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership. In accordance with this policy, the Partnership sold two of its systems in 1997, the Venture sold the Broward System in March 1998, the Partnership has entered into agreements to sell its Calvert County System (closing expected in 1998) and its Naperville System (closing expected in 1999) and the Partnership has signed a letter of intent to sell its Buffalo System (closing expected in 1999). There is no assurance as to the timing or terms of any sales.

     On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $140,000,000. The agreement provided that the contract sales price of $140,000,000 would be reduced $2,472 for each of the Broward System's equivalent basic subscribers less than 56,637 at closing. At March 31, 1998, the Broward System had 55,346 equivalent basic subscribers, which reduced the sales price by $3,191,352. When final closing adjustments were completed on June 30, 1998, however, additional equivalent basic subscribers that were not able to be counted as basic subscribers of the Broward System at the March 31, 1998 closing (because they were relatively recent subscribers at such date) were able to be counted as equivalent basic subscribers of the Broward System. These basic subscribers brought the equivalent basic subscriber count up to 56,637 and the sales price accordingly was adjusted upward by $3,191,352 to $140,000,000.

     From the initial proceeds of the Broward System sale at initial closing, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 and paid a 2.5 percent brokerage fee of $3,420,216 to The Jones Group. The Venture then distributed the remaining net sale proceeds, or $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 27 percent of the net sale proceeds, or $25,484,569. In April 1998, the Partnership distributed its net sale proceeds to its limited partners of record as of March 31, 1998. Such distribution represented approximately $159 for each $500 limited partnership interest or $318 for each $1,000 invested in the Partnership.

     From the additional proceeds of the Broward System sale at final closing, the Venture settled final working capital adjustments and paid a 2.5 percent brokerage fee of $79,784 to The Jones Group. The Venture then distributed the remaining additional net sale proceeds, or $1,669,056, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 27 percent of the additional net sale proceeds, or $452,433. The Partnership will retain the $452,433 for working capital purposes. Because the distributions to the limited partners from the sale of the Broward System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale. Because the Broward System represented the only asset of the Venture, the Venture will be liquidated and dissolved before the end of 1998.

     The Partnership is in various stages of selling its three remaining cable television systems. These transactions are discussed below in the order of anticipated sale closing date.

     On June 29, 1998, the Partnership entered into a purchase and sale agreement to sell the Calvert County System to Jones Communications of Maryland, Inc., a Colorado corporation, which is a wholly owned subsidiary of Jones Cable Holdings, Inc., which in turn is a wholly owned subsidiary of the General Partner, for a sales price of $39,388,667, subject to customary closing adjustments. The purchase price was determined by the average of three separate independent appraisals of the fair market value of the Calvert County System. Closing of the sale, which is expected to occur in the fourth quarter of 1998, will be subject to several conditions, including necessary governmental and other third party consents. Upon the proposed sale of the Calvert County System, based upon financial information as of June 30, 1998, the Partnership will repay $19,694,334 outstanding on its revolving credit facility, pay certain fees and expenses of the transaction and distribute the remaining net sale proceeds of approximately $19,300,000 to the Partnership's limited partners of record as of the closing date of the sale of the Calvert County System. Because the distribution to the limited partners from the sale of the Calvert County System, together with all prior distributions, will not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive a general partner distribution from the sale of the Calvert County System. Based upon financial information as of June 30, 1998, this distribution will give the Partnership's limited partners an approximate return of $121 for each $500 limited partnership interest, or $242 for each $1,000 invested in the Partnership.

     On April 13, 1998, the Partnership signed a letter of intent to sell its Buffalo System to an unaffiliated party for a sales price of $27,000,000, subject to customary closing adjustments. The sale of the Buffalo System is contingent upon the Partnership and the prospective buyer negotiating a definitive asset purchase agreement. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. Upon the proposed sale of the Buffalo System, based upon financial information as of June 30, 1998, the Partnership will repay the balance outstanding on its revolving credit facility, estimated to total $3,355,666, pay a brokerage fee to The Jones Group totaling $675,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments and deposit $1,200,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $21,600,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Buffalo System. Because the distribution to the limited partners from the sale of the Buffalo System, together with all prior distributions, will return to the limited partners more than 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will receive a general partner distribution from the proceeds of the sale of the Buffalo System. It is estimated that the limited partners, as a group, will receive $21,367,000, or approximately $134 for each $500 limited partner interest, or $268 for each $1,000 invested in the Partnership, and the General Partner will receive a general partner distribution of $233,000 from the net sale proceeds.

     For a period of 90 days following the closing date, $1,200,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Buffalo System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account that are not claimed by the purchaser at the end of the 90 day period will be distributed to the partners of the Partnership at that time. If the entire $1,200,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($900,000) and the General Partner would receive 25 percent ($300,000) of the net escrow proceeds; thus, the limited partners would receive approximately $6 for each $500 limited partnership interest, or $12 for each $1,000 invested in the Partnership from this portion of the sale proceeds.

     On August 7, 1998, the Partnership signed an asset purchase agreement to sell its Naperville System to an unaffiliated party for a sales price of $23,000,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. Upon the proposed sale of the Naperville System, based upon financial information as of June 30, 1998, the Partnership will pay a brokerage fee to The Jones Group totaling $575,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $696,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $21,000,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Naperville System. The limited partners, as a group, will receive 75 percent ($15,750,000), and the General Partner will receive a 25 percent ($5,250,000) general partner distribution from the net sale proceeds; thus, the limited partners would receive approximately $98 for each $500 limited partnership interest, or $196 for each $1,000 invested in the Partnership from the sale of the Naperville System.

     The $696,000 of sale proceeds to be placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Naperville System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be distributed to the Partnership's partners. If the entire $696,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($522,000) and the General Partner would receive 25 percent ($174,000) of the net escrow proceeds; thus, the limited partners would receive approximately $3 for each $500 limited partnership interest, or $6 for each $1,000 invested in the Partnership from this portion of the sale proceeds.

     The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Naperville System will represent the only asset of the Partnership at the time of its sale, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the Naperville

System's indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     Taking into account the distribution of the Partnership's portion of the net proceeds from the sale of the Venture's Broward System and the anticipated distributions of the net proceeds from the proposed sales of the Partnership's remaining systems (excluding escrowed proceeds), together with all prior distributions, the General Partner expects that the limited partners of the Partnership will have received approximately $728 for each $500 limited partner interest, or $1,456 for each $1,000 invested in the Partnership.

     For the six month period ended June 30, 1998, the Partnership generated net cash from operating activities totaling $1,871,662, which is available to fund capital expenditures and non-operating costs. For the six months ended June 30, 1998, capital expenditures totaled approximately $2,759,000 for all of the Partnership's systems. Approximately 44 percent of the expenditures related to construction of service drops to subscriber's homes. Approximately 35 percent of the expenditures related to new plant construction associated with new homes passed in all of the Partnership's systems. The remainder was for other capital expenditures to maintain the value of the Partnership's systems. These expenditures were funded by cash generated from operations, borrowings under the Partnership's credit facility and cash on hand. Budgeted capital expenditures for all of the Partnership's systems for the remainder of 1998 are approximately $3,400,000. Approximately 45 percent of the expenditures will be used for new plant construction associated with new homes passed in all of the Partnership's systems. Approximately 27 percent will relate to construction of service drops to subscribers' homes. The remainder is for other capital expenditures to maintain the value of the Partnership's remaining systems until they are sold. Depending upon the timing of the closing of the sale of the Partnership's Calvert County System, the Partnership will make only the portion of the 1998 budgeted capital expenditures scheduled to be made in that system during the Partnership's continued ownership of the system. Funding for the improvements is expected to come from cash on hand, cash generated from operations and, if necessary, borrowings under its credit facility. The Partnership is obligated to conduct its business in the ordinary course until its systems are sold.

     The Partnership is a party to a $27,700,000 revolving credit facility, of which $23,050,000 was outstanding at June 30, 1998, leaving $4,650,000 available for future borrowings. The revolving credit facility expires on September 30, 2000, at which time the then-outstanding balance is payable in full. The revolving credit facility requires that one-half of the proceeds from the next Partnership system sale be used to reduce amounts outstanding and that the credit facility be repaid in full on the second system sale. Based on the current expected order of closing, the Partnership will repay approximately $19,694,000 upon the closing of the sale of the Calvert County System, which is expected to occur before the end of 1998, and the maximum amount of borrowings available under the revolving credit facility will be reduced to $8,005,666.
The remaining balance will be payable upon the sale of the Buffalo System, which is expected to occur in the first quarter of 1999. Interest on the revolving credit facility's outstanding balance is at the Partnership's option of the London Interbank Offered Rate plus 1.125 percent, the Certificate of Deposit Rate plus 1.25 percent or the Base Rate plus .125 percent. The effective interest rates on amounts outstanding as of June 30, 1998 and 1997 were 6.83 percent and 7.14 percent, respectively.

     Ameritech, which provides telephone service in a multi-state region including Illinois, is providing cable television service in Naperville, Illinois, the community served by the Partnership's Naperville System. This competition has had an adverse effect on the Naperville System's revenues and cash flow. The General Partner is taking prudent steps necessary to meet this competition from Ameritech and, to the extent possible, to safeguard the value of the Naperville System until it is sold. These steps include a judicial challenge to the terms on which a franchise was issued to Ameritech. The City of Naperville has filed a countersuit against the Partnership declaring that the Partnership has breached its franchise agreement by withholding franchise payments and seeks to impose liquidated damages on the Partnership for such breach. Litigation is currently pending in federal court against both the City of Naperville and Ameritech and includes claims made by the City of Naperville against the Partnership. A trial date has not yet been set.

        The Partnership has sufficient sources of capital available from cash on hand, cash generated from operations and borrowings available under its revolving credit facility to meet its needs until its systems are sold.

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

     The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Partnership's customers. In addition, the General Partner will assess the Partnership's options regarding repair or replacement of affected equipment during this testing. The General Partner believes that the financial impact will not be material.

RESULTS OF OPERATIONS
---------------------

The Partnership-

     Revenues of the Partnership decreased $1,548,392, or approximately 21 percent, to $5,874,300 for the three month period ended June 30, 1998 compared to $7,422,692 for the comparable 1997 period. Revenues decreased $3,682,097, or approximately 24 percent, to $11,511,006 for the six months ended June 30, 1998 compared to $15,193,103 for the comparable 1997 period. These decreases were primarily a result of the sales of the cable television systems serving the areas in and around the communities of Turnersville, New Jersey (the "Turnersville System") and Central Illinois (the "Central Illinois System") on January 10, 1997 and June 30, 1997, respectively.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $1,786,994, or approximately 32 percent, to $3,766,324 for the three month period ended June 30, 1998 compared to $5,553,318 for the comparable 1997 period. Operating expenses decreased $1,730,120, or approximately 19 percent, to $7,297,732 for the six months ended June 30, 1998 compared to $9,027,852 for the comparable 1997 period. These decreases were primarily a result of the sales of the Turnersville System and Central Illinois System.

     Management fees and allocated overhead from the General Partner decreased $95,821, or approximately 13 percent, to $652,173 for the three month period ended June 30, 1998 compared to $747,994 for the comparable 1997 period. Management fees and allocated overhead from the General Partner decreased $403,395, or approximately 24 percent, to $1,260,384 for the six month period ended June 30, 1998 compared to $1,663,779 for the comparable 1997 period. These decreases were primarily a result of the sales of the Turnersville System and Central Illinois System.

     Depreciation and amortization expense decreased $920,940, or approximately 30 percent, to $2,160,009 for the three month period ended June 30, 1998 compared to $3,080,949 for the comparable 1997 period. Depreciation and amortization expense decreased $1,785,163, or approximately 30 percent, to $4,117,966 for the six months ended June 30, 1998 compared to $5,903,129 for the comparable 1997 period. These decreases were a result of the sales of the Turnersville System and Central Illinois System.

     Operating loss decreased $1,255,363, or approximately 64 percent, to $704,206 for the three month period ended June 30, 1998 compared to $1,959,569 for the comparable 1997 period. Operating loss decreased $236,581, or approximately 17 percent, to $1,165,076 for the six month period ended June 30, 1998 compared to $1,401,657 for the comparable 1997 period. These decreases were a result of the sales of the Turnersville System and Central Illinois System.

     Interest expense decreased $143,060, or approximately 26 percent, to $414,774 for the three month period ended June 30, 1998 compared to $557,834 for the comparable 1997 period. Interest expense decreased $344,651, or approximately 29 percent, to $830,186 for the six months ended June 30, 1998 compared to $1,174,837 for the comparable 1997 period. These decreases were primarily due to lower outstanding balances on interest bearing obligations during 1998. A portion of the proceeds from the sales of the Turnersville System and Central Illinois System was used to reduce the Partnership's debt.

     The Partnership recognized a gain on the sale of the Turnersville System of $62,923,951 and a gain on the sale of the Central Illinois System of $7,050,021 during the six month period ended June 30, 1997. No similar gains were recognized during the comparable 1998 period.

     The Partnership reported a loss before equity in net income of cable television joint venture of $1,116,916 at June 30, 1998 compared to income before equity in net loss of cable television joint venture of $5,428,062 for the comparable 1997 period. Loss before equity in net income of cable television joint venture totaled $1,825,280 for the six month period ended June 30, 1998 compared to income before equity in net loss of cable television joint venture of $66,036,321 for the comparable 1997 period. These changes were primarily a result of the gains on the sale of the Turnersville System and Central Illinois System.

The Venture-

     The Venture's only asset was the Broward System which was sold on March 31, 1998. The Venture will be liquidated and dissolved before the end of 1998.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

             Report on Form 8-K dated June 29, 1998, reported that on June 29, 1998, Cable TV Fund 14-A, Ltd., entered into a Purchase and Sale Agreement to sell the Calvert County System to Jones Communications of Maryland, Inc.

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

Dated:  August 14, 1998