Form 10-K405
period 1998-12-31
CABLE TV FUND 14-A LTD
filed 1999-03-25
CIK 810334

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from      to

Commission file number:    0-15378

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
            (Exact name of registrant as specified in its charter)

     Colorado                                              84-1024657
     --------                                              ----------
(State of Organization)                        (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309               (303) 792-3111
---------------------------------------------               --------------
    (Address of principal executive office           (Registrant's telephone no.
                and Zip Code)                             including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X
                                       -----



            DOCUMENTS INCORPORATED BY REFERENCE:     None



(40850)

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

          The Partnership.    Cable TV Fund 14-A, Ltd. (the "Partnership") is a
Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 14 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Cable TV Fund 14-B, Ltd. ("Fund 14-B") is the other partnership that was formed pursuant to the Program. The Partnership and Fund 14-B formed a general partnership known as Cable TV Fund 14-A/B Venture (the "Venture"). The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems.

          The Partnership directly owns cable television systems serving the areas in and around Buffalo, Minnesota (the "Buffalo System"), Naperville, Illinois (the "Naperville System") and Calvert County, Maryland (the "Calvert County System"), all of which are in the process of being sold. The Venture owned and operated the cable television system serving certain areas in Broward County, Florida (the "Broward System") until its sale on March 31, 1998. The Partnership owned a 27 percent interest in the Venture until it was liquidated and dissolved in October 1998. The Buffalo System, the Naperville System and the Calvert County System may collectively be referred to as the "Systems."

          It is anticipated that Comcast Corporation ("Comcast") will acquire a controlling interest in the General Partner during April 1999. As a result of this transaction, it is expected that the current management of the General Partner and a majority of the Board of Directors of the General Partner will be replaced by Comcast.

          Disposition of Cable Television System by the Venture.

          Broward System.  In March 1998, the Venture sold the Broward System to
          --------------
an unaffiliated third party for $140,000,000. The agreement provided that the contract price of $140,000,000 would be reduced $2,472 for each of the Broward System's equivalent basic subscribers less than 56,637 at closing. At March 31, 1998, the Broward System had 55,346 equivalent basic subscribers, which reduced the sales price by $3,191,352. When final closing adjustments were completed on June 30, 1998, however, additional equivalent basic subscribers that were not able to be counted as basic subscribers of the Broward System at the March 31, 1998 closing (because they were relatively recent subscribers at such date) were able to be counted as equivalent basic subscribers of the Broward System. These basic subscribers brought the equivalent basic subscriber count up to 56,637 and the sales price accordingly was adjusted upward by $3,191,352 to $140,000,000.

          From the proceeds of the Broward System sale at the initial closing, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968, and paid a 2.5 percent brokerage fee of $3,420,216 to The Intercable Group, Ltd., a subsidiary of the General Partner ("The Intercable Group"), for acting as a broker in this transaction. The Venture then distributed the remaining net sale proceeds, or $94,039,000, to the Partnership and Fund 14-B in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 27 percent of the net sale proceeds, or $25,484,569, which the Partnership distributed in April 1998 to its limited partners of record as of March 31, 1998. Such distribution represented approximately $159 for each $500 limited partnership interest, or $318 for each $1,000 invested in the Partnership.

          From the additional proceeds of the Broward System sale at final closing, the Venture settled final working capital adjustments and paid a 2.5 percent brokerage fee of $79,784 to The Intercable Group. The Venture then distributed the remaining additional net sale proceeds, or $1,669,056, to the Partnership and Fund 14-B in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 27 percent of the additional net sale proceeds, or $452,433. The Partnership retained the $452,433 for working capital purposes. Because the distributions to the limited partners from the sale of the Broward System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale. Because the Broward System represented the only asset of the Venture, the Venture was liquidated and dissolved in October 1998.

Proposed Dispositions of Cable Television Systems by the Partnership.

          Buffalo System.  On November 6, 1998, the Partnership entered into a
          --------------
purchase and sale agreement, as amended, to sell the Buffalo System to an unaffiliated party for a sales price of $26,605,000, subject to customary closing adjustments. Closing of the sale is expected to occur in late March 1999. The holders of a majority of the limited partnership interests approved this sale in a vote conducted by the General Partner in the first quarter of 1999. Upon the proposed sale of the Buffalo System, based upon financial information as of December 31, 1998, the Partnership will repay $13,302,500 outstanding on its revolving credit facility, pay a brokerage fee to The Intercable Group totaling $665,125, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments and deposit $1,200,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $10,856,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Buffalo System. Because the distribution to the limited partners from the sale of the Buffalo System, together with all prior distributions, will not return to the limited partners more than 125 percent of the capital initially contributed to the Partnership by the limited partners, all of the net proceeds from the sale of the Buffalo System will be distributed to the limited partners. The limited partner distribution from the sale of the Buffalo System will represent $68 for each $500 limited partnership interest, or $136 for each $1,000 invested in the Partnership.

          For a period of 90 days following the closing date, $1,200,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, relates to the representations and warranties made about the Buffalo System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on the escrowed funds, will be returned to Partnership. From this amount, the Partnership will pay any remaining liabilities and the Partnership will then distribute the balance to its partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. If any disputes with respect to the indemnification arise, the Partnership would not be dissolved until such disputes were resolved.

          Naperville System.  On August 7, 1998, the Partnership entered into an
          -----------------
asset purchase agreement to sell the Naperville System to an unaffiliated party for a sales price of $23,000,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in April 1999, has been approved by a majority of the limited partners in a vote conducted by the General Partner in December 1998. Upon the proposed sale of the Naperville System, based upon financial information as of December 31, 1998, the Partnership will repay the balance outstanding on its revolving credit facility, estimated to total $9,747,500, pay a brokerage fee to The Intercable Group of $575,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments and deposit $696,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of approximately $11,039,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Naperville System. Based upon financial information as of December 31, 1998, this distribution will provide the Partnership's limited partners an approximate return of $69 for each $500 limited partnership interest, or $138 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the proposed sale of the Naperville System, together with all prior distributions, will not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive a general partner distribution from the sale of the Naperville system.

          In connection with the planned sale of the Naperville System, on March 5, 1999 the Partnership entered into a signal and service agreement with the cable television company that will purchase the Naperville System. Pursuant to the terms of this agreement, the purchaser will provide certain services to the Partnership relating to the operation of the Naperville System until the closing of the sale, which is expected to occur in mid-April 1999. The Partnership will pay the puchaser fees and expense reimbursements related to this agreement, and the Partnership will also indemnify the purchaser in connection with the services it provides to the Partnership. The management fees and expense reimbursements that the Partnership otherwise would pay to the General Partner will be reduced to offset the fees and expenses paid to the purchaser of the Naperville System pursuant to the signal and service agreement.

          The $696,000 of the sale proceeds to be placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, relates to the representations and warranties made about the Naperville System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and the Partnership will then distribute the balance to its partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. If any disputes with respect to the indemnification arise, the Partnership would not be dissolved until such disputes were resolved.

          Calvert County System.  On June 29, 1998, the Partnership entered into
          ---------------------
a purchase and sale agreement to sell the Calvert County System to an indirect subsidiary of the General Partner, for a sales price of $39,388,667, subject to customary closing adjustments. The purchase price was determined by the average of three separate independent appraisals of the fair market value of the Calvert County System. Closing of the sale, which is expected to occur in April 1999, is subject to several conditions, including necessary governmental and other third party consents and the approval of the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in March and April 1999. Upon the proposed sale of the Calvert County System, which is expected to occur after the sale of the Buffalo System and the sale of the Naperville System, the Partnership will pay certain fees and expenses of the transaction and distribute the net sale proceeds of approximately $38,985,000 to the Partnership's partners of record as of the closing date of the sale of the Calvert County System. Because at the time of the Calvert County System's sale, the distributions expected to be made to the limited partners from the Calvert County System sale and from prior sales of cable television systems will have returned to the limited partners more than 125 percent of the amounts originally contributed to the Partnership by the limited partners, the General Partner will receive a general partner distribution from the proceeds of the sale of the Calvert County System. It is estimated that the limited partners, as a group, will receive $33,757,000 from the sale of the Calvert County System and that the General Partner will receive a general partner distribution of $5,228,000 from the net sale proceeds. The limited partner distribution from the sale of the Calvert County System will represent $211 for each $500 limited partnership interest, or $422 for each $1,000 invested in the Partnership.

          Taking into account all distributions of the Partnership's portion of the net proceeds from the prior sales of cable television systems and the anticipated distributions from the proposed sales of the Partnership's remaining cable television systems in 1999 (excluding escrowed proceeds), the General Partner expects that the limited partners of the Partnership will receive approximately $723 for each $500 limited partnership interest, or $1,446 for each $1,000 invested in the Partnership.

          Following the close of the sales of the Buffalo System, the Naperville System, the Calvert County System and the expiration of the indemnity escrow periods, assuming there are no pending disputes, it is anticipated that the Partnership will be dissolved before the end of 1999.


                              ITEM 2.  PROPERTIES
                              -------------------

          The Partnership owns the Buffalo System, the Naperville System and the Calvert County System, all of which are expected to be sold before the end of April 1999.


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          Cable TV Fund 14-A, Ltd. v. City of Naperville and Ameritech New
          ----------------------------------------------------------------
Media, Inc. and City of Naperville v. Cable TV Fund 14-A, Ltd., United States
--------------------------------------------------------------
District Court for the Northern District of Illinois, Eastern Division, Case No. 96C 5962. The Partnership is plaintiff and counter-defendant in a suit challenging certain actions arising from the City of Naperville's grant of a franchise to Ameritech New Media, Inc. ("Ameritech NMI"). Specifically, the Partnership alleges that under Cable Act standards, the City should have modified the Partnership's Naperville franchise because certain provisions of the franchise are unduly burdensome in a competitive environment. Further, the Partnership alleges that the franchise granted by the City to Ameritech NMI is materially more favorable than the franchise granted to the Partnership, that this is contrary to Illinois law and that the Ameritech NMI franchise therefore is void. This suit also challenges the City's assertion that the Partnership has breached its franchise in various ways, particularly by withholding certain payments due to the City. In its countersuit, the City seeks a declaratory ruling that the Partnership has breached its franchise by withholding those same payments and seeks to impose liquidated damages on the Partnership for such breach. On cross motions to dismiss and for partial summary judgment, the Court issued a number of rulings that sustained the Partnership's right to proceed on the majority of its claims. The Court has also ruled that, in reviewing the City's denial of modification, it will make its own factual determinations based on a full evidentiary record to be developed by the parties. A trial date has not yet been set and it is anticipated that this litigation will be settled in connection with the proposed sale of the Naperville System in April 1999.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

           None.

                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1998, limited partners of the Partnership conducted registered and unregistered tender offers for interests in the Partnership at prices ranging from $160 to $305 per interest. As of February 16, 1999, the number of equity security holders in the Partnership was 11,260.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                               For the Year Ended December 31,
                                           ------------------------------------------------------------------------
Cable TV Fund 14-A, Ltd.                        1998            1997           1996          1995          1994
------------------------                   --------------  --------------  ------------  ------------  ------------
Revenues                                   $23,458,429     $26,642,247     $47,808,719   $44,094,802   $40,442,268
Depreciation and Amortization                8,662,922      10,111,635      14,627,726    14,459,479    14,826,256
Operating Loss                              (3,048,163)     (2,713,383)       (397,890)   (1,459,868)   (3,323,006)
Equity in Net Income (Loss) of
  Cable Television Joint Venture            22,599,271        (626,089)       (815,252)   (1,104,003)   (1,468,218)
Net Income (Loss)                           18,214,158/(a)/ 62,735,041/(b)/ (7,371,183)   (8,536,167)   (9,472,910)
Net Income (Loss) per Limited
  Partnership Unit                              113.54/(a)/     387.70/(b)/     (45.61)       (52.82)       (58.61)
Weighted Average Number of
  Limited Partnership Units Outstanding        160,000         160,000         160,000       160,000       160,000
General Partner's
  Deficit                                      (24,635)        (72,389)       (776,152)     (702,440)     (617,078)
Limited Partners' Capital (Deficit)         11,949,739      19,267,904      (8,215,874)     (918,403)    7,532,402
Total Assets                                38,472,721      44,982,801      79,343,054    82,900,838    87,556,346
Debt                                        23,432,210      22,773,095      85,424,507    80,726,793    77,425,047
General Partner Advances                       365,829         489,313         352,232       887,215       706,579

(a) Net income resulted primarily from the sale of the Broward System in March 1998 by Cable TV Fund 14-A/B Venture.

(b) Net income resulted primarily from the sales of the Turnersville System in January 1997 and the Central Illinois System in June 1997 by Cable TV Fund 14-A, Ltd.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
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

FINANCIAL CONDITION
-------------------

     The Partnership sold two of its systems in 1997 and the Venture sold its cable television system serving areas in and around Broward County, Florida (the "Broward System") in March 1998. The Partnership also has entered into agreements to sell its cable television systems serving Buffalo, Minnesota (the "Buffalo System"), which is expected to close in the first quarter of 1999, its Naperville, Illinois (the "Naperville System") and Calvert County, Maryland (the "Calvert County System"), which are expected to close in the second quarter of 1999. There is no assurance as to the timing or terms of any sales.

Cable TV Fund 14-A, Ltd.-
------------------------

     The Partnership is in various stages of selling its three remaining cable television systems. These transactions are discussed below in the order of anticipated sale closing date.

     On November 6, 1998, the Partnership entered into an asset purchase agreement, as amended, to sell the Buffalo System to an unaffiliated party for a sales price of $26,605,000, subject to customary closing adjustments. Closing of the sale is expected to occur in March 1999. The holders of a majority of the limited partnership interests approved this sale in a vote conducted by the General Partner in the first quarter of 1999. Upon the proposed sale of the Buffalo System, based upon financial information as of December 31, 1998, the Partnership will repay $13,302,500 outstanding on its revolving credit facility, pay a brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a wholly owned subsidiary of the General Partner, totaling $665,125, representing
2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments and deposit $1,200,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $10,856,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Buffalo System. Based upon financial information as of December 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $68 for each $500 limited partnership interest, or $136 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Buffalo System together with all prior distributions, will not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive a general partner distribution from the sale of the Buffalo System.

     For a period of 90 days following the closing date, $1,200,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Buffalo System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account that are not claimed by the purchaser at the end of the 90-day period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's partners. Because the distribution to the limited partners from the sale of the Partnership's remaining systems, together with all prior distributions, will return to the limited partners more than 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will receive a distribution from the escrowed proceeds. If the entire $1,200,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($900,000) and the General Partner would receive 25 percent ($300,000) of the net escrow proceeds.

     On August 7, 1998, the Partnership signed an asset purchase agreement to sell its Naperville System to an unaffiliated party for a sales price of $23,000,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in April 1999, has been approved by a majority of the limited partners in a vote conducted by the General Partner in December 1998. Upon the proposed sale of the Naperville System, based upon financial information as of December 31, 1998, the Partnership will repay the balance outstanding on its revolving credit facility, estimated to total $9,747,500, pay a brokerage fee to The Intercable Group totaling $575,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $696,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $11,039,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Naperville System. Based upon financial information as of December 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $69 for each $500 limited partnership interest, or $138 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Naperville System and the Buffalo System, together with all prior distributions, will not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive a general partner distribution from the sale of the Naperville System.

     In connection with the planned sale of the Naperville System, on March 5, 1999 the Partnership entered into a signal and service agreement with the cable company that will purchase the system. Pursuant to the terms of this agreement, the purchaser will provide certain services to the Partnership relating to the operations of the Naperville System until the closing of the sale, which is expected to occur in mid-April 1999. The Partnership will pay the purchaser fees and expense reimbursements related to this agreement and the Partnership will also indemnify the purchaser in connection with the service it provides to the Partnership. The management fees and expense reimbursements that the Partnership otherwise would pay to the General Partner will be reduced to offset the fees and expenses paid to the purchaser of the system pursuant to the signal and service agreement.

     The $696,000 of sale proceeds to be placed in the interest-bearing indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Naperville System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's partners. Because the distribution to the limited partners from the sale of the Partnership's remaining systems, together with all prior distributions, will return to the limited partners more than 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will receive a distribution from the escrowed proceeds. If the entire $696,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($522,000) and the General Partner would receive 25 percent ($174,000) of the net escrow proceeds.

     On June 29, 1998, the Partnership entered into a purchase and sale agreement to sell the Calvert County System to a subsidiary of the General Partner for a sales price of $39,388,667, subject to customary closing adjustments. The purchase price was determined by the average of three separate independent appraisals of the fair market value of the Calvert County System. Closing of the sale, which is expected to occur in April 1999, will be subject to several conditions, including necessary governmental and other third party consents and the approval of the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in March and April 1999. Upon the proposed sale of the Calvert County System, based upon financial information as of December 31, 1998, the Partnership will pay certain fees and expenses of the transaction and distribute the remaining net sale proceeds of approximately $38,985,000 to the Partnership's partners of record as of the closing date of the sale of the Calvert County System. The limited partners, as a group, will receive $33,757,000, and the General Partner will receive a $5,228,000 general partner distribution from the net sale proceeds; thus, the limited partners would receive approximately $211 for each $500 limited partnership interest, or $422 for each $1,000 invested in the Partnership from the sale of the Calvert County System.

     The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow accounts have been distributed. The Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the Buffalo System's and Naperville System's indemnity escrow accounts. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     Taking into account all distributions from prior sales and the anticipated distributions of the net proceeds from the proposed sales of the Partnership's remaining systems (excluding escrowed proceeds) in 1999, the General Partner expects that the limited partners of the Partnership will receive approximately $723 for each $500 limited partnership interest, or $1,446 for each $1,000 invested in the Partnership.

     For the twelve months ended December 31, 1998, the Partnership generated net cash from operating activities totaling $5,483,420, which is available to fund capital expenditures and non-operating costs. For the twelve months ended December 31, 1998, capital expenditures totaled approximately $6,601,000 for all of the Partnership's systems. Approximately 38 percent of the expenditures related to new plant construction associated with new homes passed in all of the Partnership's systems. Approximately 38 percent of the expenditures related to construction of service drops to subscriber's homes. The remainder was for other capital expenditures to maintain the value of the Partnership's systems. These expenditures were funded by cash generated from operations, borrowings under the Partnership's credit facility and cash on hand. Budgeted capital expenditures for all of the Partnership's remaining systems for 1999 are approximately $1,267,000. These capital expenditures are to maintain the value of the Partnership's remaining systems until they are sold. Funding for the improvements is expected to come from cash on hand, cash generated from operations and, if necessary, borrowings under its credit facility. The Partnership is obligated to conduct its business in the ordinary course until its systems are sold.

     The Partnership is a party to a $27,700,000 revolving credit facility, of which $23,050,000 was outstanding at December 31, 1998, leaving $4,650,000 available for future borrowings. The revolving credit facility expires on September 30, 2000, at which time the then-outstanding balance is payable in full. The revolving credit facility requires that one-half of the proceeds from the next Partnership system sale be used to reduce amounts outstanding and that the credit facility be repaid in full on the second system sale. Based on the current expected order of system sale closings, the Partnership will repay approximately $13,302,500 upon the closing of the sale of the Buffalo System, which is expected to occur in March 1999, and the maximum amount of borrowings available under the revolving credit facility will be reduced to $14,397,500. The remaining balance will be repaid upon the sale of the Naperville System, which is expected to occur in April 1999. Interest on the revolving credit facility's outstanding balance is at the Partnership's option of the London Interbank Offered Rate plus 1.125 percent, the Certificate of Deposit Rate plus
1.25 percent or the Base Rate plus .125 percent. The effective interest rates on amounts outstanding as of December 31, 1998 and 1997 were 6.38 percent and
6.79 percent, respectively.

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

Cable TV Fund 14-A/B Venture-
----------------------------

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

     From the proceeds of the Broward System sale at initial closing, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 at March 31, 1998 and paid a 2.5 percent brokerage fee of $3,420,216 to The Intercable Group for acting as a broker in this transaction. The Venture then distributed the remaining net sale proceeds, or $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 27 percent of the net sale proceeds, or $25,484,569. In April 1998, the Partnership distributed its net sale proceeds to its limited partners of record as of March 31, 1998. Such distribution represented approximately $159 for each $500 limited partnership interest, or $318 for each $1,000 invested in the Partnership.

     From the additional proceeds of the Broward System sale at final closing, the Venture settled final working capital adjustments and paid a 2.5 percent brokerage fee of $79,784 to The Intercable Group. The Venture then distributed the remaining additional net sale proceeds, or $1,669,056, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 27 percent of the additional net sale proceeds, or $452,433. The Partnership retained the $452,433 for working capital purposes. Because the distributions to the limited partners from the sale of the Broward System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale. Because the Broward System represented the only asset of the Venture, the Venture was liquidated and dissolved in October 1998.

RESULTS OF OPERATIONS
---------------------

Cable TV Fund 14-A, Ltd. -
------------------------

1998 Compared to 1997-

     Revenues of the Partnership decreased $3,183,818, or approximately 12 percent, to $23,458,429 in 1998 compared to $26,642,247 in 1997. This decrease was primarily a result of the sales of the Turnersville System on January 10, 1997 and the Central Illinois System on June 30, 1997. Disregarding the effect of the sales of the Turnersville System and the Central Illinois System, revenues would have increased $184,468, or approximately 1 percent, to $23,458,429 in 1998 from $23,273,961 in 1997. This increase was primarily due to increases in the number of basic subscribers and basic rates in the Partnership's Buffalo System and Calvert County System. This increase was partially offset by a reduction in revenues in the Partnership's Naperville System due to competition from Ameritech.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $1,186,504, or approximately 7 percent, to $15,199,086 in 1998 compared to $16,385,590 in 1997. This decrease was primarily a result of the sales of the Turnersville System and the Central Illinois System. Disregarding the effect of the Turnersville System and the Central Illinois System sales, operating expenses would have increased $797,275, or approximately 6 percent, to $15,199,086 in 1998 from $14,401,811 in 1997.
This increase was primarily due to an increase in programming expenses. Operating expenses represented 65 percent and 62 percent, respectively, of revenues in 1998 and 1997.

     Management fees and allocated overhead from the General Partner decreased $213,821, or approximately 7 percent, to $2,644,584 in 1998 compared to $2,858,405 in 1997. This decrease was primarily a result of the sales of the Turnersville System and the Central Illinois System. Disregarding the effect of the Turnersville System and the Central Illinois System sales, management fees and allocated overhead from the General Partner would have increased $143,855, or approximately 6 percent, to $2,644,584 in 1998 from $2,500,729 in 1997. This increase was due to an increase in expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $1,448,713, or approximately 14 percent, to $8,662,922 in 1998 compared to $10,111,635 in 1997. This decrease was a result of the sales of the Turnersville System and the Central Illinois System. Disregarding the effect of the Turnersville System and the Central Illinois System sales, depreciation and amortization expense would have increased $420,101, or approximately 5 percent, to $8,662,922 in 1998 from $8,242,821 in 1997. This increase was a result of capital additions to the Partnership's other systems during 1998.

     Operating loss increased $334,780, or approximately 12 percent, to $3,048,163 in 1998 compared to $2,713,383 in 1997. Disregarding the effect of the Turnersville System and the Central Illinois System sales, operating loss would have increased $1,176,763, or approximately 63 percent, to $3,048,163 in 1998 from $1,871,400 in 1997. This increase was a result of the increases in operating expenses, management fees and allocated overhead from the General Partner and increase in depreciation and amortization expense exceeding the increase in revenues.

     Interest expense decreased $282,114, or approximately 15 percent, to $1,641,112 in 1998 compared to $1,923,226 in 1997. This decrease was primarily due to lower outstanding balances on interest bearing obligations during 1998. Portions of the proceeds from the sales of the Turnersville System and the Central Illinois System were used to reduce the Partnership's debt.

     The Partnership recognized a gain on the sale of the Turnersville System of $62,923,951 and a gain on the sale of the Central Illinois System of $7,050,021 during 1997. No similar gains were recognized during 1998.

     The Partnership reported loss before equity in net income of cable television joint venture of $4,385,113 in 1998 compared to income before equity in net loss of cable television joint venture of $63,361,130 in 1997. This change was primarily a result of the gain on the sales of the Turnersville System and the Central Illinois System in 1997.

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

Year 2000 Issue
---------------

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. Due to the pending sales of all of the Partnership's cable television systems in 1999 and the anticipated liquidation and dissolution of the Partnership before the end of 1999, the Year 2000 issue will not have a material effect on the Partnership.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     Interest Rate Risk
     ------------------

     The Partnership utilizes variable rate long-term debt from its credit facility to partially finance capital expenditures. Such debt arrangements expose the Partnership to market risk related to changes in interest rates. The Partnership will repay all amounts outstanding on its credit facility upon the sale of the Naperville System in April 1999. Therefore, the Partnership's risk from changes in interest rates is not expected to be significant.



ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership and the Venture for the year ended December 31, 1998 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 14-A, Ltd.:

     We have audited the accompanying balance sheets of CABLE TV FUND 14-A, LTD. (a Colorado limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
March 12, 1999.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                                December 31,
                                                                        ----------------------------

                     ASSETS                                                 1998           1997
                     ------                                             ------------   ------------
CASH                                                                    $    357,145   $    363,032

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $127,439 and $85,436 at December 31, 1998 and 1997, respectively         454,788        931,372

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                93,032,212     86,431,357
    Less- accumulated depreciation                                       (57,669,712)   (50,186,043)
                                                                        ------------   ------------

                                                                          35,362,500     36,245,314
    Franchise costs and other intangible assets, net of accumulated amortization of $12,840,171 and $11,920,332 at
       December 31, 1998 and 1997, respectively                            1,541,203      2,461,042
    Investment in cable television joint venture                                   -      3,337,731
                                                                        ------------   ------------

                     Total investment in cable television properties      36,903,703     42,044,087

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                              757,085      1,644,310
                                                                        ------------   ------------

                     Total assets                                       $ 38,472,721   $ 44,982,801
                                                                        ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                                  December 31,
                                                                          ----------------------------

                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                  1998           1997
                -------------------------------------------               ------------   ------------
LIABILITIES:
    Debt                                                                  $ 23,432,210   $ 22,773,095
    General Partner advances                                                   365,829        489,313
    Trade accounts payable and accrued liabilities                           2,625,673      2,440,724
    Subscriber prepayments                                                     123,905         84,154
                                                                          ------------   ------------

                     Total liabilities                                      26,547,617     25,787,286
                                                                          ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                      1,000          1,000
        Accumulated deficit                                                    (25,635)       (73,389)
                                                                          ------------   ------------

                                                                               (24,635)       (72,389)
                                                                          ------------   ------------

    Limited Partners-
        Net contributed capital (160,000 units outstanding at
            December 31, 1998 and 1997)                                     68,722,000     68,722,000
        Accumulated earnings (deficit)                                       3,259,808    (14,906,596)
        Distributions                                                      (60,032,069)   (34,547,500)
                                                                          ------------   ------------

                                                                            11,949,739     19,267,904
                                                                          ------------   ------------

                     Total liabilities and partners' capital (deficit)    $ 38,472,721   $ 44,982,801
                                                                          ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------





                                                            Year Ended December 31,
                                                    ---------------------------------------

                                                       1998          1997          1996
                                                    -----------   -----------   -----------
REVENUES                                            $23,458,429   $26,642,247   $47,808,719

COSTS AND EXPENSES:
    Operating expenses                               15,199,086    16,385,590    28,026,332
    Management fees and allocated overhead from
        General Partner                               2,644,584     2,858,405     5,552,551
    Depreciation and amortization                     8,662,922    10,111,635    14,627,726
                                                    -----------   -----------   -----------

OPERATING LOSS                                       (3,048,163)   (2,713,383)     (397,890)
                                                    -----------   -----------   -----------

OTHER INCOME (EXPENSE):
    Interest expense                                 (1,641,112)   (1,923,226)   (5,949,858)
    Gain on sale of cable television systems                  -    69,973,972             -
    Other, net                                          304,162    (1,976,233)     (208,183)
                                                    -----------   -----------   -----------

          Total other income (expense), net          (1,336,950)   66,074,513    (6,158,041)
                                                    -----------   -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS)
    OF CABLE TELEVISION JOINT VENTURE                (4,385,113)   63,361,130    (6,555,931)

EQUITY IN NET INCOME (LOSS) OF CABLE TELEVISION
    JOINT VENTURE                                    22,599,271      (626,089)     (815,252)
                                                    -----------   -----------   -----------

NET INCOME (LOSS)                                   $18,214,158   $62,735,041   $(7,371,183)
                                                    ===========   ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
    General Partner                                 $    47,754   $   703,763   $   (73,712)
                                                    ===========   ===========   ===========

    Limited Partners                                $18,166,404   $62,031,278   $(7,297,471)
                                                    ===========   ===========   ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT          $113.54       $387.70       $(45.61)
                                                    ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                         160,000       160,000       160,000
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                          Year Ended December 31,
                                  -----------------------------------------

                                      1998           1997          1996
                                  ------------   ------------   -----------
GENERAL PARTNER:
    Balance, beginning of year    $    (72,389)  $   (776,152)  $  (702,440)
    Net income (loss) for year          47,754        703,763       (73,712)
                                  ------------   ------------   -----------

    Balance, end of year          $    (24,635)  $    (72,389)  $  (776,152)
                                  ============   ============   ===========


LIMITED PARTNERS:
    Balance, beginning of year    $ 19,267,904   $ (8,215,874)  $  (918,403)
    Net income (loss) for year      18,166,404     62,031,278    (7,297,471)
    Distributions                  (25,484,569)   (34,547,500)            -
                                  ------------   ------------   -----------

    Balance, end of year          $ 11,949,739   $ 19,267,904   $(8,215,874)
                                  ============   ============   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                             Year Ended December 31,
                                                                   ------------------------------------------

                                                                       1998           1997           1996
                                                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $ 18,214,158   $ 62,735,041   $ (7,371,183)
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
              Depreciation and amortization                           8,662,922     10,111,635     14,627,726
              Equity in net loss (income) of cable television
                 joint venture                                      (22,599,271)       626,089        815,252
              Gain on sales of cable television systems                       -    (69,973,972)             -
              Decrease in trade receivables, net                        476,584        210,957        186,386
              Decrease (increase) in deposits, prepaid expenses
                 and deferred charges                                   627,811       (454,813)      (726,606)
              Increase (decrease) in trade accounts payable and
                 accrued liabilities and subscriber prepayments         224,700        (33,463)      (349,332)
              Increase (decrease) in General Partner advances          (123,484)       137,081       (534,983)
                                                                   ------------   ------------   ------------

                     Net cash provided by operating activities        5,483,420      3,358,555      6,647,260
                                                                   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                          (6,600,855)    (8,016,393)   (10,381,131)
    Proceeds from sale of cable television systems, net
      of brokerage fees                                                       -    100,962,760              -
    Distributions from Joint Venture                                 25,937,002              -              -
                                                                   ------------   ------------   ------------

                     Net cash provided by (used in)
                       investing activities                          19,336,147     92,946,367    (10,381,131)
                                                                   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                          1,694,890     36,894,399      5,183,313
    Repayment of debt                                                (1,035,775)   (99,545,811)      (485,599)
    Distributions to limited partners                               (25,484,569)   (34,547,500)             -
                                                                   ------------   ------------   ------------

                     Net cash provided by (used in)
                       financing activities                         (24,825,454)   (97,198,912)     4,697,714
                                                                   ------------   ------------   ------------

Increase (decrease) in cash                                              (5,887)      (893,990)       963,843

Cash, beginning of year                                                 363,032      1,257,022        293,179
                                                                   ------------   ------------   ------------

Cash, end of year                                                  $    357,145   $    363,032   $  1,257,022
                                                                   ============   ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                  $  1,642,848   $  2,375,177   $  6,136,741
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

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

     Cable TV Fund 14-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on February 6, 1987, under a public program sponsored by Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation.
The Partnership was formed to acquire, construct, develop and operate cable television systems. Intercable is the "General Partner" and manager of the Partnership. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and, also, for other affiliated entities.

     On January 8, 1988, the Partnership and Cable TV Fund 14-B, Ltd. ("Fund 14-B") formed Cable TV Fund 14-A/B Venture (the "Venture"), to acquire the cable television system serving areas in and around Broward County, Florida (the "Broward System"). The Partnership contributed $18,975,000 to the capital of the Venture for 27 percent ownership interest and Fund 14-B contributed $51,025,000 to the capital of the Venture for 73 percent ownership interest. As discussed below, the Venture sold the Broward System on March 31, 1998. Because the Broward System represented the only asset of the Venture, the Venture was liquidated and dissolved in October 1998.

     Cable Television System Acquisitions
     ------------------------------------

     The Partnership acquired the cable television systems serving certain areas in and around the communities of Turnersville, New Jersey (the "Turnersville System"); Buffalo, Minnesota (the "Buffalo System"); Naperville, Illinois (the "Naperville System"); and Calvert County, Maryland (the "Calvert County System") in 1987. In 1991, the Partnership purchased additional cable television systems serving certain communities in rural central Illinois (the "Central Illinois System"). As discussed below, the Partnership sold the Turnersville System on January 10, 1997 and the Central Illinois System on June 30, 1997.

     Cable Television System Sales - Partnership
     -------------------------------------------

        On January 10, 1997, the Partnership sold the Turnersville System to an unaffiliated party for a sales price of $84,500,000. From the sale proceeds, the Partnership repaid $57,387,500 of the balance outstanding on its credit facility (of which $52,500,000 was required to be repaid under the terms of the Partnership's credit facility), paid The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of the General Partner, a brokerage fee of $2,112,500, representing 2.5 percent of the sales price, for acting as a broker in this transaction and distributed the remaining net sale proceeds of $25,000,000 to its limited partners in January 1997. Such distribution represented approximately $156 for each $500 limited partnership interest, or $312 for each $1,000 invested in the Partnership. Because the $25,000,000 distribution to the limited partners did not return 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive a general partner distribution from the proceeds of the sale of the Turnersville System. Because the sale of the Turnersville System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On June 30, 1997, the Partnership sold the Central Illinois System to an unaffiliated party for a sales price of $20,005,280. The Partnership repaid $9,800,000 of the balance outstanding on its credit facility, paid a 2.5 percent brokerage fee of $502,500 to The Intercable Group for acting as a broker in this transaction, settled working capital adjustments and distributed $9,547,500 of the sale proceeds to its limited partners in July 1997. Such distribution represented approximately $60 for each $500 limited partnership interest, or $120 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Turnersville System and the Central Illinois System did not return 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive a general partner distribution from the proceeds of the sale of the Central Illinois System. Because the sale of the Central Illinois System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     The pro forma effect of the sales of the Turnersville System and the Central Illinois System on the results of the Partnership's operations for the year ended December 31, 1997, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:



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
                                                   ===========   ============   ===========

     Cable Television System Sale - Venture
     --------------------------------------

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

     From the proceeds of the Broward System sale at initial closing, the Venture settled working capital adjustments, repaid the outstanding balance on its credit facility, which totaled $39,902,968 at March 31, 1998 and paid a 2.5 percent brokerage fee of $3,420,216 to The Intercable Group for acting as a broker in this transaction. The Venture then distributed the remaining net sale proceeds, or $94,039,000, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 27 percent of the net sale proceeds, or $25,484,569. In April 1998, the Partnership distributed its net sale proceeds to its limited partners of record as of March 31, 1998. Such distribution represented approximately $159 for each $500 limited partnership interest, or $318 for each $1,000 invested in the Partnership.

     From the additional proceeds of the Broward System sale at final closing, the Venture settled final working capital adjustments and paid a 2.5 percent brokerage fee of $79,784 to The Intercable Group. The Venture then distributed the remaining additional net sale proceeds, or $1,669,056, to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 27 percent of the additional net sale proceeds, or $452,433. The Partnership retained the $452,433 for working capital purposes. Because the distributions to the limited partners from the sale of the Broward System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive any general partner distribution from the Broward System's sale. Because the Broward System represented the only asset of the Venture, the Venture was liquidated and dissolved in October 1998.

     Pending Cable Television System Sales
     -------------------------------------

     The Partnership is in various stages of selling its three remaining cable television systems. These transactions are discussed below in the order of anticipated sale closing date.

     Buffalo System
     --------------

     On November 6, 1998, the Partnership entered into an asset purchase agreement, as amended, to sell the Buffalo System to an unaffiliated party for a sales price of $26,605,000, subject to customary closing adjustments. Closing of the sale is expected to occur in March 1999. The holders of a majority of the limited partnership interests approved this sale in a vote conducted by the General Partner in the first quarter of 1999. Upon the proposed sale of the Buffalo System, based upon financial information as of December 31, 1998, the Partnership will repay $13,302,500 outstanding on its revolving credit facility, pay a brokerage fee to The Intercable Group totaling $665,125, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments and deposit $1,200,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $10,856,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Buffalo System. Based upon financial information as of December 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $68 for each $500 limited partnership interest, or $136 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Buffalo System, together with all prior distributions, will not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive a general partner distribution from the sale of the Buffalo System.

     For a period of 90 days following the closing date, $1,200,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Buffalo System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account that are not claimed by the purchaser at the end of the 90-day period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's partners. Because the distribution to the limited partners from the sale of the Partnership's remaining systems, together with all prior distributions, will return to the limited partners more than 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will receive a distribution from the escrowed proceeds. If the entire $1,200,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($900,000) and the General Partner would receive 25 percent ($300,000) of the net escrow proceeds.

     Naperville System
     -----------------

     On August 7, 1998, the Partnership signed an asset purchase agreement to sell its Naperville System to an unaffiliated party for a sales price of $23,000,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in April 1999, has been approved by a majority of the limited partners in a vote conducted by the General Partner in December 1998. Upon the proposed sale of the Naperville System, based upon financial information as of December 31, 1998, the Partnership will repay the balance outstanding on its revolving credit facility, estimated to total $9,747,500, pay a brokerage fee to The Intercable Group totaling $575,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $696,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $11,039,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Naperville System. Based upon financial information as of December 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $69 for each $500 limited partnership interest, or $138 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Naperville System and the Buffalo System, together with all prior distributions, will not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive a general partner distribution from the sale of the Naperville System.

     In connection with the planned sale of the Naperville System, on March 5, 1999 the Partnership entered into a signal and service agreement with the cable company that will purchase the system. Pursuant to the terms of this agreement, the purchaser will provide certain services to the Partnership relating to the operations of the Naperville System until the closing of the sale, which is expected to occur in mid-April 1999. The Partnership will pay the purchaser fees and expense reimbursements related to this agreement and the Partnership will also indemnify the purchaser in connection with the service it provides to the Partnership. The management fees and expense reimbursements that the Partnership otherwise would pay to the General Partner will be reduced to offset the fees and expenses paid to the purchaser of the system pursuant to the signal and service agreement.

     The $696,000 of sale proceeds to be placed in the interest-bearing indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Naperville System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's partners. Because the distribution to the limited partners from the sale of the Partnership's remaining systems, together with all prior distributions, will return to the limited partners more than 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will receive a distribution from the escrowed proceeds. If the entire $696,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($522,000) and the General Partner would receive 25 percent ($174,000) of the net escrow proceeds.

     Calvert County System
     ---------------------

     On June 29, 1998, the Partnership entered into a purchase and sale agreement to sell the Calvert County System to a subsidiary of the General Partner for a sales price of $39,388,667, subject to customary closing adjustments. The purchase price was determined by the average of three separate independent appraisals of the fair market value of the Calvert County System. Closing of the sale, which is expected to occur in April 1999, will be subject to several conditions, including necessary governmental and other third party consents and the approval of the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in March and April 1999. Upon the proposed sale of the Calvert County System, based upon financial information as of December 31, 1998, the Partnership will pay certain fees and expenses of the transaction and distribute the remaining net sale proceeds of approximately $38,985,000 to the Partnership's partners of record as of the closing date of the sale of the Calvert County System. The limited partners, as a group, will receive $33,757,000, and the General Partner will receive a $5,228,000 general partner distribution from the net sale proceeds; thus, the limited partners would receive approximately $211 for each $500 limited partnership interest, or $422 for each $1,000 invested in the Partnership from the sale of the Calvert County System.

     The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow accounts have been distributed. The Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the Buffalo System's and Naperville System's indemnity escrow accounts. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     Anticipated Total Distributions
     -------------------------------

     Taking into account all distributions from prior sales and the anticipated distributions of the net proceeds from the proposed sales of the Partnership's remaining systems (excluding escrowed proceeds) in 1999, the General Partner expects that the limited partners of the Partnership will receive approximately $723 for each $500 limited partnership interest, or $1,446 for each $1,000 invested in the Partnership.

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

     Investment in Cable Television Joint Venture
     --------------------------------------------

     In addition to its wholly owned systems, the Partnership owned a 27 percent interest in the Venture through a capital contribution made in March 1988 of $18,975,000. The Venture acquired the Broward System in March 1988. The Venture reported net income of $83,036,505 in 1998, of which $22,599,271 was allocated to the Partnership, and the Partnership also received distributions totaling $25,937,002 from the Venture's sale of the Broward System. The Venture incurred losses of $2,310,292 and $3,008,309 in 1997 and 1996, respectively, of which $626,089 and $815,252, respectively, was allocated to the

Partnership. The investment was accounted for on the equity method. The Venture sold the Broward System on March 31, 1998 and the Venture was liquidated and dissolved in October 1998.

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

     Intangible Assets
     -----------------

     Costs assigned to intangible assets are being amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                   1 - 11  years
               Costs in excess of interests
                in net assets purchased              29  years

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     Intercable manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Partnership for the years ended December 31, 1998, 1997 and 1996 (exclusive of the Partnership's 27 percent interest in the Venture) were $1,172,921, $1,332,112 and $2,390,436, respectively.

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

     The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses (exclusive of the Partnership's 27 percent interest in the Venture) were $1,471,663, $1,526,293 and $3,162,115 in 1998, 1997 and 1996,
respectively.

     The Partnership was charged interest during 1998 at an average interest rate of 7.05 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Intercable was $3,728, $2,783 and $250,004 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership receives or has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

     Payments to Superaudio totaled $39,430, $40,647 and $63,513 in 1998, 1997 and 1996, respectively. Payments to Knowledge TV, Inc. totaled $40,959, $46,123 and $71,736 in 1998, 1997 and 1996, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $22,173 and $61,374 in 1997 and 1996, respectively. Payments to Great American Country, Inc. totaled $32,421, $28,314 and $35,100 in 1998, 1997 and 1996, respectively.

     The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $63,159, $87,685 and $90,304 in 1998, 1997 and 1996, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1998 and 1997, consisted of the following:

                                                 December 31,
                                         ----------------------------

                                             1998           1997
                                         ------------   ------------
     Cable distribution systems          $ 88,196,420   $ 81,803,602
     Equipment and tools                    2,620,566      2,572,960
     Office furniture and equipment           832,850        743,694
     Buildings                                199,109        199,109
     Vehicles                               1,111,342      1,040,067
     Land                                      71,925         71,925
                                         ------------   ------------

                                           93,032,212     86,431,357
     Less - accumulated depreciation      (57,669,712)   (50,186,043)
                                         ------------   ------------

                                         $ 35,362,500   $ 36,245,314
                                         ============   ============

(5)  DEBT
     ----

                                                  December 31,
                                         ---------------------------

     Debt consisted of the following:        1998           1997
                                         ------------   ------------

     Lending institutions-
       Revolving credit and term loan    $ 23,050,000   $ 22,300,000
     Capital lease obligations                382,210        473,095
                                         ------------   ------------

                                         $ 23,432,210   $ 22,773,095
                                         ============   ============

     The Partnership is a party to a $27,700,000 revolving credit facility, of which $23,050,000 was outstanding at December 31, 1998, leaving $4,650,000 available for future borrowings. The revolving credit facility expires on September 30, 2000, at which time the then-outstanding balance is payable in full. The revolving credit facility requires that one-half of the proceeds from the next Partnership system sale be used to reduce amounts outstanding and that the credit facility be repaid in full on the second system sale. Based on the current expected order of system sale closings, the Partnership will repay approximately $13,302,500 upon the closing of the sale of the Buffalo System, which is expected to occur in March 1999, and the maximum amount of borrowings available under the revolving credit facility will be reduced to $14,397,500. The remaining balance will be repaid upon the sale of the Naperville System, which is expected to occur in April 1999. Interest on the revolving credit facility's outstanding balance is at the Partnership's option of the London Interbank Offered Rate plus 1.125 percent, the Certificate of Deposit Rate plus 1.25 percent or the Base Rate plus .125 percent. The effective interest rates on amounts outstanding as of December 31, 1998 and 1997 were 6.38 percent and 6.79 percent, respectively. Disregarding the proposed cable television system sales, installments due on debt principal for the five years in the period ending December 31, 2003, respectively, are: $114,663, $23,164,663, $114,663, $38,221 and $-0-.

     At December 31, 1998 and 1997, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

     Taxable income reported to the partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income and the net income reported in the statements of operations.

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $199,248, $206,236 and $296,719, respectively, for the years ended December 31, 1998, 1997 and 1996. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2003 and thereafter are as follows:

          1999          $129,498
          2000             2,250
          2001             1,000
          2002             1,000
          2003             1,000
          Thereafter           -
                        --------

                        $134,748
                        ========

     From the Partnership's sale of the Naperville System, $696,000 of sale proceeds will be placed in an interest-bearing indemnity escrow account and will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Naperville System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's partners.

     From the Partnership's sale of the Buffalo System, $1,200,000 of the sale proceeds will be placed in an interest-bearing indemnity escrow account for 90 days following the closing date as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Buffalo System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account that are not claimed by the purchaser at the end of the 90-day period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's partners.

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:

                                                                 Year Ended December 31,
                                                           -----------------------------------

                                                              1998        1997         1996
                                                           ----------  ----------  -----------
          Maintenance and repairs                          $  286,265  $  346,054  $   633,182
                                                           ==========  ==========  ===========

          Taxes, other than income and payroll taxes       $  167,877  $  158,832  $   147,180
                                                           ==========  ==========  ===========

          Advertising                                      $  160,601  $  420,665  $   717,531
                                                           ==========  ==========  ===========

          Depreciation of property, plant and equipment    $7,706,654  $7,626,491  $11,032,939
                                                           ==========  ==========  ===========

          Amortization of intangible assets                $  956,268  $2,485,144  $ 3,594,787
                                                           ==========  ==========  ===========

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

           Glenn R. Jones                   69         Chairman of the Board and Chief Executive Officer
           James B. O'Brien                 49         President and Director
           Ruth E. Warren                   49         Group Vice President/Operations
           Kevin P. Coyle                   47         Group Vice President/Finance
           Cynthia A. Winning               47         Group Vice President/Marketing
           Elizabeth M. Steele              47         Vice President/General Counsel/Secretary
           Wayne H. Davis                   45         Vice President/Engineering
           Larry W. Kaschinske              39         Vice President/Controller
           Robert E. Cole                   66         Director
           William E. Frenzel               70         Director
           Josef J. Fridman                 53         Director
           Donald L. Jacobs                 60         Director
           Robert Kearney                   62         Director
           James J. Krejci                  57         Director
           Raphael M. Solot                 65         Director
           Howard O. Thrall                 51         Director
           Siim A. Vanaselja                42         Director
           Sanford Zisman                   59         Director
           Robert B. Zoellick               45         Director


           Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

           Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a director of the General Partner in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Chairman of the Board of Directors of CTAM: The Marketing Society for the Cable Telecommunications Industry and as an executive director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies. Mr. O'Brien's numerous industry recognitions include a CTAM Tami Award for marketing excellence, a Women In Cable and Telecommunications Accolade Award recognizing his leadership efforts on behalf of women in the telecommunications industry, The President's Award for Leadership from the Illinois Cable and Telecommunications Association and a Lifetime Achievement Award from The National Association of Minorities in Communications. Additionally, Mr. O'Brien is a member of The Society of UK Cable Pioneers.

           Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990. Ms. Warren is a past president of Women in Cable & Telecommunications and past Chairman of the Women in Cable Foundation. She serves as the Vice Chair of Five Points Media Center Board and on the Corporate Advisory Board of Planned Parenthood of the Rocky Mountains and the Advisory Board for Girls Count. In 1995, Ms. Warren received the Corporate Business Woman of the Year Award from the Colorado Women's Chamber of Commerce, and in 1998 Ms. Warren received the Vanguard Award for Distinguished Leadership from the National Cable Television Association.

           Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990. From 1978 to 1981 Mr. Coyle was employed by American Television and Communications (now Time Warner Cable), and from 1974 to 1978 he was an associate at Haskins & Sells (now Deloitte & Touche LLP).

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

           Mr. Wayne H. Davis joined the General Partner in August 1983 and has served in various technical operations positions, including System Engineering Manager, Fund Engineering Manager, Senior Director/Technical Operations, and Vice President/Technical Operations since then. Mr. Davis was elected Vice President/Engineering in June 1998. He is past Vice President of the Upstate New York Chapter of the Society of Cable Telecommunications Engineers. Mr. Davis has received certification from the Society of Cable Telecommunications Engineers, Broadband Cable Telecommunications Engineering Program and the National Cable Television Institute's Technology Program.

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

           Mr. William E. Frenzel was appointed a director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D.C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds, Logistics Management Institute and Chairman of the Japan-America Society of Washington.

           Mr. Josef J. Fridman was appointed a director of the General Partner in February 1998. Mr. Fridman is currently Chief Legal Officer of Bell Canada and of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since March 1998. Mr. Fridman's directorships include Alouette Telecommunications Inc., Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Foundation.

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

           Mr. Robert Kearney was appointed a director and a member of the Executive Committee of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. He currently serves as a Director of MPACT, a Canadian electronic commerce company. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

           Mr. James J. Krejci is President and CEO of Comtect International, Inc., a company in the specialized mobile radio services business, headquartered in Denver, Colorado. Prior to joining Comtec International, Inc. in February 1998, Mr. Krejci was President and CEO of Imagelink Technologies, Inc., headquartered in Boulder, Colorado, from June 1996 to February 1998, and prior to that, he was President of the International Division of

International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in Reno, Nevada from May 1994 to February 1995. Prior to joining IGT, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci has been a director of the General Partner since August 1987.

           Mr. Raphael M. Solot was appointed a director of the General Partner in March 1996 and he was elected Vice Chairman of the Board of Directors in November 1997. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

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

           Mr. Siim A. Vanaselja was appointed a director of the General Partner in August 1996. He is the Chief Financial Officer of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

           Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 33 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, from 1991 to 1997, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

           Mr. Robert B. Zoellick was appointed a director of the General Partner in April 1995. Mr. Zoellick is the President and CEO of the Center for Strategic and International Studies (CSIS), an independent, non-profit policy institution with a staff of 180 people and a $17 million budget. He was the John
M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings and the Advisory Council of Enron Corp.

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


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

           As of February 16, 1999, Madison/AG Partnership Value Partners II, Madison/AG Partnership Value Partners III, ISA Partnership Liquidity Investors and Cobble Hill Investments, L.P., all with an address of P.O. Box 7533, Incline Village, Nevada 89452, own 8,073 units of limited partnership interests, representing 5.046 percent of the limited partnership interests of the Partnership. Most of the units owned by this group were acquired through tender offers. (Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.)


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

           The General Partner and its affiliates engage in certain transactions with the Partnership and, until the disposition of the Broward System in March 1998, the General Partner and its affiliates engaged in certain transactions with the Venture. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained from unaffiliated parties.

Transactions with the General Partner

           The General Partner manages the Partnership and, until the disposition by the Venture in March 1998 of the Broward System, the General Partner managed the Venture, and receives or received, respectively, a fee for its services of 5 percent of the gross revenues of the Partnership or the Venture, respectively, excluding revenues from the sale of cable television systems or franchises.

           The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. Prior to the sale of the Broward System in March 1998, the Venture also reimbursed the General Partner for certain allocated overhead and administrative expenses.

           The General Partner has from time to time advanced funds to the Partnership and the Venture and charged interest on the balance payable. The interest rate charged approximated the General Partner's weighted average cost of borrowing.

Transactions with Affiliates

           Jones International, Ltd. ("International"), a company owned by Glenn
R. Jones, and certain of its subsidiaries provide various services to the Partnership, including affiliation agreements for the distribution of programming owned by affiliated companies on cable television systems owned by the Partnership, as described below. Similar services were provided to the Venture's Broward System before it was sold in March 1998.

           Knowledge TV, Inc., a company jointly owned by Mr. Jones, affiliates of International, the General Partner and BCI Telecom Holdings Inc., a principal shareholder of the General Partner, operates the television network Knowledge TV. Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV, Inc. sells its programming to the Systems.

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

           The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. The Partnership's and the Venture's systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Partnership's owned cable television systems totaled approximately $63,159 for the year ended December 31, 1998. Revenues received by the Venture from the PIN Venture relating to the Broward System totaled approximately $63,159 for the year ended December 31, 1998.

           The charges to the Partnership and to the Venture for related party transactions were as follows for the periods indicated:

                                                                             For the Year Ended December 31,
                                                                             -------------------------------
Cable TV Fund 14-A                                                 1998                   1997                   1996
------------------                                                 ----                   ----                   ----
Management fees                                                $1,172,921             $1,332,112             $2,390,436
Allocation of expenses                                          1,471,663              1,526,293              3,162,115
Interest expense                                                    3,728                  2,783                250,004
Amount of advances outstanding                                    365,829                489,313                352,232
Highest amount of advances outstanding                            365,829                489,313              3,453,993
Programming fees:
 Knowledge TV, Inc.                                                40,959                 46,123                 71,736
 Great American Country                                            32,421                 28,314                 35,100
 Superaudio                                                        39,430                 40,647                 63,513

                                                                            For the Year Ended December 31,
                                                                            -------------------------------
Cable TV Fund 14-A/B Venture                                       1998                   1997                   1996
----------------------------                                       ----                   ----                   ----
Management fees                                                  $353,245             $1,375,237             $1,275,955
Allocation of expenses                                            407,405              1,601,646              1,705,142
Interest expense                                                        0                  2,678                122,224
Amount of advances outstanding                                          0                446,115                268,256
Highest amount of advances outstanding                                  0                446,115              2,206,959
Programming fees:
 Knowledge TV, Inc.                                                11,627                 41,668                 37,113
 Great American Country                                            10,916                 79,127                 47,590
 Superaudio                                                         9,968                 37,459                 34,421

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

     10.1.6      Copy of Ordinance No. 1200 dated 3/5/90 relating to the City of Big Lake franchise (Fund
                 14-A).  (5)

     10.1.7      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Buffalo, Minnesota (Fund 14-A).  (1)

     10.1.8      Copy of Ordinance dated 4/16/90 relating to the Buffalo franchise (Fund 14-A).  (3)

     10.1.9      Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Cokato, Minnesota (Fund 14-A).  (1)

     10.1.10     Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Dassel, Minnesota (Fund 14-A).  (1)

     10.1.11     Copy of Ordinance No. 10.044 dated 1/16/90 relating to the Dassel franchise (Fund 14-A).  (3)

     10.1.12     Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Dayton, Minnesota (Fund 14-A).  (1)

     10.1.13     Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Delano, Minnesota (Fund 14-A).  (1)

     10.1.14     Copy of Ordinance No. 0-90-01 dated 3/20/90 relating to the Delano franchise (Fund 14-A).  (3)



     10.1.15     Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Elk River, Minnesota (Fund 14-A).  (1)

     10.1.16     Copy of Ordinance No. 90-3 dated 2/26/90 relating to the City of Elk River franchise (Fund
                 14-A).  (3)

     10.1.17     Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Hassan, Minnesota (Fund 14-A).  (2)

     10.1.18     Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Maple Lake, Minnesota (Fund 14-A).  (1)

     10.1.19     Copy of Ordinance No. 38 dated 3/5/90 relating to the City of Maple Lake franchise (Fund
                 14-A).  (3)

     10.1.20     Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Monticello, Minnesota (Fund 14-A).  (1)

     10.1.21     Copy of Ordinance No. 183 dated 2/26/90 relating to the City of Monticello franchise (Fund
                 14-A).  (3)

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

     10.1.25     Resolutions 90-14 and 90-15 dated 4/10/90 relating to the City of Rockford franchise (Fund
                 14-A).  (3)

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

     10.2.1      Revolving Credit Agreement dated March 31, 1997 among Cable TV Fund 14-A, Ltd. and Royal Bank of Canada.  (5)

     10.3.1      Asset Purchase Agreement dated as of October 3, 1997, among Comcast Corporation, Cable TV
                 Fund 14 A/B Venture, Jones International, Ltd., Jones Intercable, Inc., Cable TV Fund 14-A,
                 Ltd. and Cable TV Fund 14-B, Ltd. (4)

     10.3.2      Asset Purchase Agreement dated as of August 7, 1998, between Cable TV Fund 14-A, Ltd. and TCI
                 Communications, Inc. (6)

     10.3.3      Asset Purchase Agreement dated as of June 29, 1998, between Cable TV Fund 14-A, Ltd. and
                 Jones Communications of Maryland, Inc. (7)




     10.3.4      Asset Purchase Agreement dated as of November 6, 1998, between Cable TV Fund 14-A, Ltd. and
                 Bresnan Communications Company, L.P. (8)

     10.3.5      Signal and Service Agreement dated March 5, 1999 between Cable TV Fund 14-A, Ltd. and TCI
                 Illinois Holdings, L.P.

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

     (2)         Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended
                 December 31, 1990 (Commission File Nos. 0-15378 and 0-16200)

     (3)         Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended
                 December 31, 1992 (Commission File No. 15378).

     (4)         Incorporated by reference from Registrant's Current Report on Form 8-K dated October 15, 1997
                 (Commission File No. 15378).

     (5)         Incorporated by reference from Registrant's Report on Form 10-K for fiscal year ended
                 December 31, 1997 (Commission File No. 15378).

     (6)         Incorporated by reference from Registrant's Proxy Statement on Schedule 14A filed on October
                 16, 1998 (Commission File No. 15378).

     (7)         Incorporated by reference from Registrant's Report on Form 8-K dated July 1, 1998 (Commission
                 File No. 15378).

     (8)         Incorporated by reference from Registrant's Proxy Statement on Schedule 14A filed on January
                 26, 1999 (Commission File No. 15378).

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

                                 CABLE TV FUND 14-A, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.

                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 24, 1999                 Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 24, 1999                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      ------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 24, 1999                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      --------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 24, 1999                 (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      --------------------
                                      James B. O'Brien
Dated: March 24, 1999                 President and Director


                                 By:  /s/ Robert E. Cole
                                      ------------------
                                      Robert E. Cole
Dated: March 24, 1999                 Director


                                 By:  /s/ William E. Frenzel
                                      ----------------------
                                      William E. Frenzel
Dated: March 24, 1999                 Director

                                 By:  /s/ Josef J. Fridman
                                      --------------------
                                      Josef J. Fridman
Dated: March 24, 1999                 Director


                                 By:
                                      --------------------
                                      Donald L. Jacobs
Dated: March 24, 1999                 Director


                                 By:  /s/ Robert Kearney
                                      ------------------
                                      Robert Kearney
Dated: March 24, 1999                 Director


                                 By:  /s/ James J. Krejci
                                      -------------------
                                      James J. Krejci
Dated: March 24, 1999                 Director


                                 By:  /s/ Raphael M. Solot
                                      --------------------
                                      Raphael M. Solot
Dated: March 24, 1999                 Director


                                 By:  /s/ Howard O. Thrall
                                      --------------------
                                      Howard O. Thrall
Dated: March 24, 1999                 Director


                                 By:  /s/ Siim A. Vanaselja
                                      ---------------------
                                      Siim A. Vanaselja
Dated: March 24, 1999                 Director


                                 By:  /s/ Sanford Zisman
                                      ------------------
                                      Sanford Zisman
Dated: March 24, 1999                 Director


                                 By:  /s/ Robert B. Zoellick
                                      ----------------------
                                      Robert B. Zoellick
Dated: March 24, 1999                 Director