Form 10-Q
period 1999-03-31
CABLE TV FUND 14-A LTD
filed 1999-05-14
CIK 810334

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999.
or
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ____________.


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


                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office


                                (215) 665-1700
                         -----------------------------
                         Registrant's telephone number


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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                                    March 31,               December 31,
                 ASSETS                                                               1999                     1998
                 ------                                                          --------------           ---------------
CASH                                                                             $   11,223,305           $       357,145

PROCEEDS FROM SALE IN ESCROW                                                          1,200,000                         -

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $105,835 and $127,439 at March 31, 1999 and December 31, 1998,
    respectively                                                                        326,287                   454,788

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                           70,701,588                93,032,212
    Less- accumulated depreciation                                                  (46,208,181)              (57,669,712)
                                                                                 --------------           ---------------
                                                                                     24,493,407                35,362,500
    Franchise costs and other intangible assets, net of accumulated amortization of $13,060,204 and $12,840,171 at March 31, 1999
       and December 31, 1998, respectively                                            1,307,483                 1,541,203
                                                                                 --------------           ---------------

        Total investment in cable television properties                              25,800,890                36,903,703

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                         364,342                   757,085
                                                                                 --------------           ---------------
        Total assets                                                             $   38,914,824           $    38,472,721
                                                                                 ==============           ===============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                             March 31,           December 31,
          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                          1999                 1998
          -------------------------------------------                     --------------        --------------
LIABILITIES:
    Debt                                                                  $   10,485,070        $   23,432,210
    General Partner advances                                                           -               365,829
    Accrued distribution to limited partners                                  10,874,000                     -
    Trade accounts payable and accrued liabilities                             2,098,911             2,625,673
    Subscriber prepayments                                                       123,982               123,905
                                                                          --------------        --------------

                   Total liabilities                                          23,581,963            26,547,617
                                                                          --------------        --------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                        1,000                 1,000
        Accumulated deficit                                                       (1,000)              (25,635)
                                                                          --------------        --------------
                                                                                       -               (24,635)
                                                                          --------------        --------------
    Limited Partners-
        Net contributed capital (160,000 units outstanding
            at March 31, 1999 and December 31, 1998)                          68,722,000            68,722,000
        Accumulated earnings                                                  17,516,930             3,259,808
        Distributions                                                        (70,906,069)          (60,032,069)
                                                                          --------------        --------------

                                                                              15,332,861            11,949,739
                                                                          --------------        --------------

                   Total liabilities and partners' capital (deficit)      $   38,914,824        $   38,472,721
                                                                          ==============        ==============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                      ------------------------------
                                                                                          1999            1998
                                                                                      ------------     -------------
REVENUES                                                                              $  6,037,128     $   5,636,706

COSTS AND EXPENSES:
  Operating expenses                                                                     3,881,538         3,531,408
  Management fees and allocated overhead from General Partner                              652,301           608,211
  Depreciation and amortization                                                          2,267,740         1,957,957
                                                                                      ------------     -------------

OPERATING LOSS                                                                            (764,451)         (460,870)
                                                                                      ------------     -------------
OTHER INCOME (EXPENSE):
  Interest expense                                                                        (385,069)         (415,412)
  Gain on sale of cable television system                                               15,864,241                 -
  Other, net                                                                              (432,964)          167,918
                                                                                      ------------     -------------

                Total other income (expense), net                                       15,046,208          (247,494)
                                                                                      ------------     -------------
INCOME (LOSS) BEFORE EQUITY IN NET INCOME
  OF CABLE TELEVISION JOINT VENTURE                                                     14,281,757          (708,364)

EQUITY IN NET INCOME OF CABLE TELEVISION
  JOINT VENTURE                                                                                  -        22,016,787
                                                                                      ------------     -------------

NET INCOME                                                                            $ 14,281,757     $  21,308,423
                                                                                      ============     =============
ALLOCATION OF NET INCOME:
  General Partner                                                                     $     24,635     $      72,389
                                                                                      ============     =============

  Limited Partners                                                                    $ 14,257,122     $  21,236,034
                                                                                      ============     =============

NET INCOME PER LIMITED PARTNERSHIP UNIT                                               $      89.11     $      132.73
                                                                                      ============     =============
WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                                        160,000           160,000
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

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                          For the Three Months Ended
                                                                                                   March 31,
                                                                                         ----------------------------
                                                                                             1999            1998
                                                                                         -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $  14,281,757   $ 21,308,423
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                          2,267,740      1,957,957
      Gain on sale of cable television system                                              (15,864,241)             -
      Equity in net income of cable television joint venture                                         -    (22,016,787)
      Decrease (increase) in trade receivables                                                 128,501       (248,689)
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                                                       175,403         (9,074)
      Decrease in trade accounts payable and accrued liabilities
        and subscriber prepayments                                                            (526,685)      (411,040)
      Decrease in General Partner advances                                                    (365,829)      (489,313)
                                                                                         -------------   ------------

                  Net cash provided by operating activities                                     96,646         91,477
                                                                                         -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                                   (1,023,221)    (1,001,815)
  Proceeds from sale of cable television system, net of brokerage
    fee and escrow                                                                          24,739,875              -
  Increase in distribution receivable from Joint Venture                                             -    (25,484,569)
  Distribution from Joint Venture                                                                    -     25,484,569
                                                                                         -------------   ------------

                  Net cash provided by (used in) investing activities                       23,716,654     (1,001,815)
                                                                                         -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                     800,000        750,000
  Repayment of debt                                                                        (13,747,140)       (35,045)
  Distributions to limited partners                                                        (10,874,000)   (25,484,569)
  Increase in accrued distributions to limited partners                                     10,874,000     25,484,569
                                                                                         -------------   ------------

                  Net cash provided by (used in) financing activities                      (12,947,140)       714,955
                                                                                         -------------   ------------

Increase (decrease) in cash                                                                 10,866,160       (195,383)

Cash, beginning of period                                                                      357,145        363,032
                                                                                         -------------   ------------

Cash, end of period                                                                      $  11,223,305   $    167,649
                                                                                         =============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                          $     583,736   $    404,407
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

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at March 31, 1999 and December 31, 1998 and its results of operations and cash flows for the three month periods ended March 31, 1999 and 1998. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television system serving the areas in and around Calvert County, Maryland (the "Calvert County System"). The Partnership owned and operated the cable television system serving the areas in and around Buffalo, Minnesota (the "Buffalo System") until its sale on March 29, 1999 and the Partnership owned and operated the cable television system serving the areas in and around Naperville, Illinois (the "Naperville System") until its sale on May 6, 1999. In addition, the Partnership owned a 27 percent interest in the Cable TV Fund 14-A/B Venture (the "Venture"). The Venture owned and operated the cable television system serving certain areas in Broward County, Florida (the "Broward System") until its sale on March 31, 1998. Jones Intercable, Inc., a publicly held Colorado corporation, is the "General
Partner" of the Partnership.

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. Comcast now owns approximately 12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

         Also on April 7, 1999, the bylaws of the General Partner were amended to establish the size of the General Partner's Board of Directors as a range from eight to thirteen directors and the board was reconstituted so as to have eight directors and the following directors of the General Partner resigned:
Robert E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solot, Robert Kearney, Howard O. Thrall, Siim Vanaselja, Sanford Zisman and Glenn R. Jones. In addition, Donald L. Jacobs resigned as a director elected by the holders of Class A Common Stock and was elected by the remaining directors as a director elected by the holders of Common Stock. The remaining directors elected the following persons to fill the vacancies on the board created by such resignations: Ralph J. Roberts, Brian L. Roberts, John R. Alchin, Stanley Wang and Lawrence S. Smith. All of the newly elected directors, with the exception of Mr. Jacobs, are officers of Comcast. Also on April 7, 1999, the following executive officers of the General Partner resigned: Glenn R. Jones, James B. O'Brien, Ruth E. Warren, Kevin P. Coyle, Cynthia A. Winning, Elizabeth M. Steele, Wayne H. Davis and Larry W. Kaschinske. The following persons were appointed as executive officers of the General Partner on April 7, 1999: Ralph
J. Roberts, Brian L. Roberts, Lawrence S. Smith, John R. Alchin and Stanley
Wang.

         Comcast is principally engaged in the development, management and operation of broadband cable networks and in the provision of content through programming investments. Comcast Cable is principally engaged in the development, management and operation of broadband cable networks. The address of Comcast's principal office is 1500 Market Street, Philadelphia, Pennsylvania 19102-2148, which is also now the address of the General Partner's principal office. The address of Comcast Cable's principal office is 1201 Market Street, Suite 2201, Wilmington, Delaware 19801.

(2) Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1999 and 1998 (excluding the Partnership's interest in the Venture) were $301,856 and $281,835, respectively.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three month periods ended March 31, 1999 and 1998 (excluding the Partnership's interest in the Venture) were $350,445 and $326,376, respectively.

(3) On March 29, 1999, the Partnership sold the Buffalo System to an unaffiliated party for a sales price of $26,605,000, subject to customary closing adjustments. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in March 1999. From the sale proceeds, the Partnership paid $13,500,000 outstanding on its revolving credit facility, paid a brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of the General Partner, totaling $665,125, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments and deposited $1,200,000 into an indemnity escrow account. The remaining net sale proceeds of $10,874,000 were distributed to the Partnership's limited partners of record as of March 29, 1999, in April 1999. This distribution gave the Partnership's limited partners an approximate return of $68 for each $500 limited partnership interest, or $136 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Buffalo System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive a general partner distribution from the sale of the Buffalo System.

         For a period of 90 days following the closing date, $1,200,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Buffalo System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account that are not claimed by the purchaser at the end of the 90-day period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's partners. Because the distribution to the limited partners from the sale of the Calvert County System, together with all prior distributions, will return to the limited partners more than 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will receive a distribution from the escrowed proceeds. If the entire $1,200,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($900,000) and the General Partner would receive 25 percent ($300,000) of the net escrow proceeds.

         The pro forma effect of the sale of the Buffalo System on the results of the Partnership's operations for the three months ended March 31, 1999 and 1998, assuming the transaction had occurred at the beginning of each year, is presented in the following unaudited tabulation:

                                    For the Three Months Ended March 31, 1999
                                    -----------------------------------------

                                                     Unaudited
                                                     Pro Forma       Unaudited
                                    As Reported     Adjustments      Pro Forma
                                    -----------    -------------    -----------

         Revenues                   $ 6,037,128    $  (1,514,568)   $ 4,522,560
                                    ===========    =============    ===========

         Operating Loss             $  (764,451)   $     127,504    $  (636,947)
                                    ===========    =============    ===========

         Net Income (Loss)          $14,281,757    $ (15,320,086)   $(1,038,329)
                                    ===========    =============    ===========

                                    For the Three Months Ended March 31, 1998
                                    -----------------------------------------

                                                     Unaudited
                                                     Pro Forma     Unaudited
                                    As Reported     Adjustments    Pro Forma
                                    -----------    -------------  -----------

         Revenues                   $ 5,636,706    $  (1,328,694) $ 4,308,012
                                    ===========    =============  ===========

         Operating Loss             $  (460,870)   $     (17,091) $  (477,961)
                                    ===========    =============  ===========

         Net Income                 $21,308,423    $     209,854  $21,518,277
                                    ===========    =============  ===========


(4) On May 6, 1999, the Partnership sold the Naperville System to an unaffiliated party for a sales price of $23,000,000, subject to customary closing adjustments. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in December 1998. From the sale proceeds, the Partnership paid the $10,350,000 balance outstanding on its revolving credit facility, paid a brokerage fee to The Intercable Group totaling $575,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments, and then deposited $696,000 into an indemnity escrow account. The remaining net sale proceeds of $10,000,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Naperville System. This distribution will be made in May 1999. This distribution will give the Partnership's limited partners an approximate return of $62.50 for each $500 limited partnership interest, or $125 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Naperville System and the Buffalo System, together with all prior distributions, will not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive a general partner distribution from the sale of the Naperville System.

         In connection with the sale of the Naperville System, on March 5, 1999 the Partnership entered into a signal and service agreement with the cable company that purchased the system. Pursuant to the terms of this agreement, the purchaser provided certain services to the Partnership relating to the operations of the Naperville System from March 5, 1999 until the closing of the sale, which occurred May 6, 1999. The Partnership paid the purchaser fees and expense reimbursements related to this agreement and the Partnership indemnified the purchaser in connection with the services it provided to the Partnership. The management fees and expense reimbursements that the Partnership otherwise would have paid to the General Partner were reduced to offset the fees and expenses paid to the purchaser of the system pursuant to the signal and service agreement.

         The $696,000 of sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Naperville System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's partners. Because the distribution to the limited partners from the sale of the Calvert County System, together with all prior distributions, will return to the limited partners more than 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will receive a distribution from the escrowed proceeds.

(5) On June 29, 1998, the Partnership entered into a purchase and sale agreement to sell the Calvert County System to a subsidiary of the General Partner for a sales price of $39,388,667, subject to customary closing adjustments. The purchase price was determined by the average of three separate independent appraisals of the fair market value of the Calvert County System. Closing of the sale, which is expected to occur in May 1999, will be subject to several conditions, including necessary governmental and other third party consents. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in March and April 1999. Upon the proposed sale of the Calvert County System, based upon financial information as of March 31, 1999, the Partnership will pay certain fees and expenses of the transaction and distribute the remaining net sale proceeds of approximately $39,300,000 to the Partnership's partners of record as of the closing date of the sale of the Calvert County System. The limited partners, as a group, will receive $34,248,000, and the General Partner will receive a $5,052,000 general partner distribution from the net sale proceeds; thus, the limited partners will receive approximately $214 for each $500 limited partnership interest, or $428 for each $1,000 invested in the Partnership from the sale of the Calvert County System.

         The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow accounts have been distributed. The Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the Buffalo System's and the Naperville System's indemnity escrow accounts. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

         Taking into account all distributions from prior sales and the anticipated distribution of the net proceeds from the proposed sale of the Calvert County System (excluding escrowed proceeds) in May 1999, the General Partner expects that the limited partners of the Partnership will receive approximately $720 for each $500 limited partnership interest, or $1,440 for each $1,000 invested in the Partnership.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

         The Partnership sold two of its systems in 1997 and the Venture sold its Broward System in March 1998. The Partnership sold its Buffalo System in March 1999, it sold its Naperville System in May 1999 and it expects to sell its Calvert County System before the end of May 1999.

         Buffalo System
         --------------

         On March 29, 1999, the Partnership sold the Buffalo System to an unaffiliated party for a sales price of $26,605,000, subject to customary closing adjustments. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in March 1999. From the sale proceeds, the Partnership paid $13,500,000 outstanding on its revolving credit facility, paid a brokerage fee to The Intercable Group totaling $665,125, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments and deposited $1,200,000 into an indemnity escrow account. The remaining net sale proceeds of $10,874,000 were distributed to the Partnership's limited partners of record as of March 29, 1999, in April 1999. This distribution gave the Partnership's limited partners an approximate return of $68 for each $500 limited partnership interest, or $136 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Buffalo System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive a general partner distribution from the sale of the Buffalo System.

         For a period of 90 days following the closing date, $1,200,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Buffalo System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account that are not claimed by the purchaser at the end of the 90-day period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's partners. Because the distribution to the limited partners from the sale of the Calvert County System, together with all prior distributions, will return to the limited partners more than 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will receive a distribution from the escrowed proceeds. If the entire $1,200,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($900,000) and the General Partner would receive 25 percent ($300,000) of the net escrow proceeds.

         Naperville System
         -----------------

         On May 6, 1999, the Partnership sold the Naperville System to an unaffiliated party for a sales price of $23,000,000, subject to customary closing adjustments. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in December 1998. From the sale proceeds, the Partnership paid the $10,350,000 balance outstanding on its revolving credit facility, paid a brokerage fee to The Intercable Group totaling $575,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments, and then deposited $696,000 into an indemnity escrow account. The remaining net sale proceeds of $10,000,000 will be distributed to the Partnership's limited partners of record as of the May 6, 1999 closing date of the sale of the Naperville System. This distribution will be made in May 1999. This distribution will give the Partnership's limited partners an approximate return of $62.50 for each $500 limited partnership interest, or $125 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Naperville System and the Buffalo System, together with all prior distributions, will not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will not receive a general partner distribution from the sale of the Naperville System.

         In connection with the sale of the Naperville System, on March 5, 1999 the Partnership entered into a signal and service agreement with the cable company that purchased the system. Pursuant to the terms of this agreement, the purchaser provided certain services to the Partnership relating to the operations of the Naperville System from March 5, 1999 until the closing of the sale, which occurred May 6, 1999. The Partnership paid the purchaser fees and expense reimbursements related to this agreement and the Partnership indemnified the purchaser in connection with the services it provided to the Partnership. The management fees and expense reimbursements that the Partnership otherwise would have paid to the General Partner were reduced to offset the fees and expenses paid to the purchaser of the system pursuant to the signal and service agreement.

         The $696,000 of sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Naperville System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's partners. Because the distribution to the limited partners from the sale of the Calvert County System, together with all prior distributions, will return to the limited partners more than 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will receive a distribution from the escrowed proceeds. If the entire $696,000 escrow amount is distributed to the partners, of which there can be no assurance, the limited partners as a group would receive 75 percent ($522,000) and the General Partner would receive 25 percent ($174,000) of the net escrow proceeds.

         Calvert County System
         ---------------------

         On June 29, 1998, the Partnership entered into a purchase and sale agreement to sell the Calvert County System to a subsidiary of the General Partner for a sales price of $39,388,667, subject to customary closing adjustments. The purchase price was determined by the average of three separate independent appraisals of the fair market value of the Calvert County System. Closing of the sale, which is expected to occur in May 1999, will be subject to several conditions, including necessary governmental and other third party consents. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in March and April 1999. Upon the proposed sale of the Calvert County System, based upon financial information as of March 31, 1999, the Partnership will pay certain fees and expenses of the transaction and distribute the remaining net sale proceeds of approximately $39,300,000 to the Partnership's partners of record as of the closing date of the sale of the Calvert County System. The limited partners, as a group, will receive $34,248,000, and the General Partner will receive a $5,052,000 general partner distribution from the net sale proceeds; thus, the limited partners will receive approximately $214 for each $500 limited partnership interest, or $428 for each $1,000 invested in the Partnership from the sale of the Calvert County System.

         The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow accounts have been distributed. The Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the Buffalo System's and the Naperville System's indemnity escrow accounts. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

         Taking into account all distributions from prior sales and the anticipated distribution of the net proceeds from the proposed sale of the Calvert County System (excluding escrowed proceeds) in May 1999, the General Partner expects that the limited partners of the Partnership will receive approximately $720 for each $500 limited partnership interest, or $1,440 for each $1,000 invested in the Partnership.

         For the three months ended March 31, 1999, the Partnership generated net cash from operating activities totaling $96,646, which is available to fund capital expenditures and non-operating costs. For the three months ended
March 31, 1999, capital expenditures totaled approximately $1,023,000 for all of the Partnership's systems. Approximately 49 percent of the expenditures related to construction of service drops to subscribers' homes. Approximately 38 percent of the expenditures related to new plant construction associated with new homes passed in all of the Partnership's systems. The remainder was for other capital expenditures to maintain the value of the Partnership's systems. These expenditures were funded by cash generated from operations, borrowings under the Partnership's credit facility and cash on hand. Budgeted capital expenditures for all of the Partnership's remaining systems for the remainder of 1999 are approximately

$244,000. These capital expenditures are to maintain the value of the Partnership's remaining systems until they are sold. Funding for the improvements is expected to come from cash on hand and cash generated from operations. The Partnership is obligated to conduct its business in the ordinary course until its systems are sold.

         The Partnership was a party to a revolving credit facility. The revolving credit facility required that one-half of the proceeds from the Buffalo System sale be used to reduce amounts outstanding and that the credit facility be repaid in full on the next system sale. The Partnership paid $13,500,000 upon the closing of the sale of the Buffalo System on March 29, 1999, and it repaid the remaining balance of $10,350,000 upon the sale of the Naperville System on May 6, 1999. Interest on the revolving credit facility's outstanding balance was at the Partnership's option of the London Interbank Offered Rate plus 1.125 percent, the Certificate of Deposit Rate plus 1.25 percent or the Base Rate plus .125 percent. The effective interest rates on amounts outstanding as of March 31, 1999 and 1998 were 6.06 percent and 6.83 percent, respectively.

         The Partnership has sufficient sources of capital available from cash on hand and cash generated from operations to meet its presently anticipated needs.

RESULTS OF OPERATIONS
---------------------

         Revenues of the Partnership increased $400,422, or approximately 7 percent, to $6,037,128 for the first quarter of 1999 from $5,636,706 for the first quarter of 1998. This increase in revenues was primarily due to an increase in basic service rates in all of the Partnership's systems and an increase in subscribers in the Partnership's Buffalo System and Calvert County System. Basic subscribers in the Partnership's Buffalo System and Calvert County System increased 1,939, or approximately 6 percent, to 33,924 at March 31, 1999 from 31,985 at March 31, 1998. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

         Operating expenses increased $350,130, or approximately 10 percent, to $3,881,538 for the quarter ended March 31, 1999 from $3,531,408 for the quarter ended March 31, 1998. This increase was primarily due to an increase in programming costs. Operating expenses represented 64 percent of revenues in the first quarter of 1999 compared to 63 percent of revenues in the first quarter of 1998.

         Management fees and allocated overhead from the General Partner increased $44,090, or approximately 7 percent, to $652,301 for the three month period ended March 31, 1999 from $608,211 for the three month period ended March 31, 1998. This increase was due to the increase in revenues, upon which such management fees and allocations are based.

         Depreciation and amortization expense increased $309,783, or approximately 16 percent, to $2,267,740 for the three month period ended March 31, 1999 from $1,957,957 for the three month period ended March 31, 1998. This increase was due to capital additions in the Partnership's remaining systems.

         Operating loss increased $303,581, or approximately 66 percent, to $764,451 for the three month period ended March 31, 1999 from $460,870 for the three month period ended March 31, 1998. This increase was primarily due to the increase in operating expenses and management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues.

         Interest expense decreased $30,343, or approximately 7 percent, to $385,069 for the three months ended March 31, 1999 from $415,412 for the comparable 1998 period. This decrease was primarily due to lower effective interest rates and to lower outstanding balances on interest bearing obligations in 1999. A portion of the proceeds from the sale of the Buffalo System was used to reduce the Partnership's debt in 1999.

         The Partnership recognized a gain of $15,864,241 related to the sale of the Buffalo System in March 1999. No similar gain was recognized in the first quarter of 1998.

         The Partnership reported income before equity in net income of cable television joint venture of $14,281,757 in 1999 compared to a loss of $708,364 in 1998. This change was primarily due to the gain on the sale of the Buffalo System in the first quarter of 1999.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

             Ameritech, which provides telephone service in a multi-state region including Illinois, is providing cable television service in Naperville, Illinois, the community served by the Naperville System. This competition had an adverse effect on the Naperville System's revenues and cash flow. The General Partner took prudent steps necessary to meet this competition from Ameritech and, to the extent possible, to safeguard the value of the Naperville System until its sale to an unaffiliated party in May 1999. As part of this effort, the Partnership filed an action in the U.S. District Court for the Northern District of Illinois against both the City of Naperville and Ameritech, challenging the terms on which a franchise was issued to Ameritech. The City of Naperville filed a countersuit against the Partnership declaring that the Partnership breached its franchise agreement by withholding franchise payments. The parties reached a mutually satisfactory settlement of these matters in May 1999 in connection with the Naperville System's Sale, and all of the litigation has been dismissed with prejudice.


Item 4.  Submission of Matters to a Vote of Security Holders

             The sales of the Buffalo System and the Calvert County System were subject to the approval of the holders of a majority of the limited partnership interests of the Partnership. Votes of the limited partners on these sales were conducted by the General Partner by mail in the first quarter of 1999. Following are the results of the votes of the limited partners:

                                       No. of
                                      Interests       Approved            Against          Abstained         Did Not Vote
                                      Entitled to   --------------      ------------     --------------     ---------------
                                         Vote       No.          %      No.        %     No.          %     No.           %
                                      -----------   ---         --      ---       --     ---         --     ---          --
      Buffalo System Sale               160,000     89,940   56.21      936      .59     3,132     1.96     65,992    41.24

      Calvert County System Sale        160,000     84,048   52.53      1,349    .84     5,044     3.15     69,559    43.48

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated March 29, 1999, filed in April 1999, reported that on March 29, 1999, the Partnership sold its Buffalo System to an unaffiliated third party for a sales price of $26,605,000, subject to customary closing adjustments.

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


                                   CABLE TV FUND 14-A, LTD.
                                   BY:  JONES INTERCABLE, INC.
                                        General Partner



                                   By:  /S/ Lawrence S. Smith
                                        -------------------------------
                                        Lawrence S. Smith
                                        Principal Accounting Officer


                                   By:  /S/ Joseph J. Euteneuer
                                        -------------------------------
                                        Joseph J. Euteneuer
                                        Vice President (Authorized Officer)



Dated: May 14, 1999