Form 10-Q
period 1999-06-30
CABLE TV FUND 14-A LTD
filed 1999-08-16
CIK 810334

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934
For the quarterly period ended June 30, 1999.
                                       or
[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from_________________to_________________.

                         Commission File Number 0-15378


                           CABLE TV FUND 14-A, LTD.
-------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             84-1024657
-------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#



                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

                                (215) 665-1700
                      ----------------------------------
                         Registrant's telephone number


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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                          June 30,      December 31,
                         ASSETS                                             1999           1998
                         ------                                         -------------  -------------

CASH                                                                    $    835,302   $    357,145

PROCEEDS FROM SALE IN ESCROW                                               1,914,720              -

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $53,312 and $127,439 at June 30, 1999 and December 31, 1998,
    respectively                                                             210,976        454,788

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                34,755,303     93,032,212
    Less-accumulated depreciation                                        (23,540,233)   (57,669,712)
                                                                        ------------   ------------

                                                                          11,215,070     35,362,500
    Franchise costs and other intangible assets, net of accumulated amortization of $17,191 and $12,840,171 at June 30, 1999
       and December 31, 1998, respectively                                     1,718      1,541,203
                                                                        ------------   ------------

                     Total investment in cable television properties      11,216,788     36,903,703

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                              677,668        757,085
                                                                        ------------   ------------

                     Total assets                                       $ 14,855,454   $ 38,472,721
                                                                        ============   ============




           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                            June 30,     December 31,
           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                        1999           1998
           -------------------------------------------                    -------------  -------------
LIABILITIES:
    Debt                                                                  $    143,522   $ 23,432,210
    General Partner advances                                                         -        365,829
    Trade accounts payable and accrued liabilities                           2,121,842      2,625,673
    Subscriber prepayments                                                      32,611        123,905
                                                                          ------------   ------------
                     Total liabilities                                       2,297,975     26,547,617
                                                                          ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                      1,000          1,000
        Accumulated deficit                                                     (1,000)       (25,635)
                                                                          ------------   ------------
                                                                                     -        (24,635)
                                                                          ------------   ------------
    Limited Partners-
        Net contributed capital (160,000 units outstanding
            at June 30, 1999 and December 31, 1998)                         68,722,000     68,722,000
        Accumulated earnings                                                24,741,548      3,259,808
        Distributions                                                      (80,906,069)   (60,032,069)
                                                                          ------------   ------------
                                                                            12,557,479     11,949,739
                                                                          ------------   ------------

                     Total liabilities and partners' capital (deficit)    $ 14,855,454   $ 38,472,721
                                                                          ============   ============




           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                            For the Three Months Ended        For the Six Months Ended
                                                                    June 30,                          June 30,
                                                            --------------------------        --------------------------
                                                                1999          1998                1999         1998
                                                            ------------  ------------        ------------  ------------
REVENUES                                                    $  3,355,354  $  5,874,300        $  9,392,482  $ 11,511,006

COSTS AND EXPENSES:
 Operating expenses                                            2,992,012     3,766,324           6,873,550     7,297,732
 Management fees and allocated
  overhead from General Partner                                  320,157       652,173             972,458     1,260,384
 Depreciation and amortization                                 1,073,124     2,160,009           3,340,864     4,117,966
                                                            ------------  ------------        ------------  ------------

OPERATING LOSS                                                (1,029,939)     (704,206)         (1,794,390)   (1,165,076)
                                                            ------------  ------------        ------------  ------------

OTHER INCOME (EXPENSE):
 Interest expense                                               (140,232)     (414,774)           (525,301)     (830,186)
 Gain on sales of cable television systems                     8,560,194             -          24,424,435             -
 Other, net                                                     (165,405)        2,064            (598,369)      169,982
                                                            ------------  ------------        ------------  ------------

   Total other income (expense), net                           8,254,557      (412,710)         23,300,765      (660,204)
                                                            ------------  ------------        ------------  ------------

INCOME (LOSS) BEFORE EQUITY IN
 NET INCOME OF CABLE
 TELEVISION JOINT VENTURE                                      7,224,618    (1,116,916)         21,506,375    (1,825,280)

EQUITY IN NET INCOME OF CABLE
 TELEVISION JOINT VENTURE                                              -       486,106                   -    22,502,893
                                                            ------------  ------------        ------------  ------------

NET INCOME (LOSS)                                           $  7,224,618  $   (630,810)       $ 21,506,375  $ 20,677,613
                                                            ============  ============        ============  ============

ALLOCATION OF NET INCOME
 (LOSS):
  General Partner                                           $          -  $          -         $    24,635   $    72,389
                                                            ============  ============        ============  ============

  Limited Partners                                          $  7,224,618  $   (630,810)        $21,481,740   $20,605,224
                                                            ============  ============        ============  ============

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT                                           $      45.15    $    (3.94)        $    134.26   $    128.79
                                                            ============  ============        ============  ============

WEIGHTED AVERAGE NUMBER
 OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                               160,000       160,000             160,000       160,000
                                                            ============  ============        ============  ============




           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                           (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                   For the Six Months Ended
                                                                           June 30,
                                                                 ----------------------------
                                                                     1999           1998
                                                                 ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 21,506,375   $ 20,677,613
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                 3,340,864      4,117,966
      Equity in net income of cable television joint venture             -       (22,502,893)
      Gain on sales of cable television systems                   (24,424,435)          -
      Decrease in trade receivables                                   243,812         80,230
      Increase in deposits, prepaid expenses and
        deferred charges                                             (193,161)       (98,169)
      Decrease in trade accounts payable, accrued liabilities
        and subscriber prepayments                                   (595,125)      (149,680)
      Decrease in General Partner advances                           (365,829)      (253,405)
                                                                 ------------   ------------


          Net cash provided by (used in) operating activities        (487,499)     1,871,662
                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (1,340,531)    (2,758,900)
  Proceeds from sales of cable television systems, net of
    brokerage fees and escrow proceeds                             46,468,875           -
  Distribution from Joint Venture                                        -        25,484,569
                                                                 ------------   ------------

          Net cash provided by investing activities                45,128,344     22,725,669
                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            800,000        750,000
  Repayment of debt                                               (24,088,688)       (67,466)
  Distributions to limited partners                               (20,874,000)   (25,484,569)
                                                                 ------------   ------------

          Net cash used in financing activities                   (44,162,688)   (24,802,035)
                                                                 ------------   ------------

Increase (decrease) in cash                                           478,157       (204,704)

Cash, beginning of period                                             357,145        363,032
                                                                 ------------   ------------

Cash, end of period                                              $    835,302   $    158,328
                                                                 ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $    653,835   $    995,084
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

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at June 30, 1999 and December 31, 1998 and its Statements of Operations for the three and six month periods ended June 30, 1999 and 1998 and its Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owned and operated the cable television system serving the areas in and around Calvert County, Maryland (the "Calvert County System") until its sale on July 6, 1999. The Partnership also owned and operated the cable television system serving the areas in and around Buffalo, Minnesota (the "Buffalo System") until its sale on March 29, 1999 and the Partnership owned and operated the cable television system serving the areas in and around Naperville, Illinois (the "Naperville System") until its sale on May 6, 1999. In addition, the Partnership owned a 27 percent interest in the Cable TV Fund 14-A/B Venture (the "Venture"). The Venture owned and operated the cable television system serving certain areas in Broward County, Florida (the "Broward System") until its sale on March 31, 1998. Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" of the Partnership.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. As of April 7, 1999, Comcast owned approximately 12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

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

(2) The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1999 (excluding the Partnership's interest in the Venture) were $167,768 and $469,624, respectively, compared to $293,715 and $575,550, respectively, for the comparable 1998 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate related facilities costs. Such personnel provide engineering, marketing, administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to the General Partner by the Partnership for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1999 (excluding the Partnership's interest in the Venture) were $152,389 and $502,834, respectively, compared to $358,458 and $684,834, respectively, for the comparable 1998 periods.

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

     For a period of 90 days following the closing date, $1,200,000 of the sale proceeds remained in an interest-bearing escrow account as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The escrow period expired on June 27, 1999, and claims totaling $30,000 were made on the escrowed funds by the purchaser. From the escrowed funds, the Partnership will make a distribution to the Partnership's limited partners. This distribution is expected to be made in the third quarter of 1999.

(4) On May 6, 1999, the Partnership sold the Naperville System to an unaffiliated party for a sales price of $23,000,000, subject to customary closing adjustments. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in December 1998. From the sale proceeds, the Partnership paid the $10,350,000 balance outstanding on its revolving credit facility, paid a brokerage fee to The Intercable Group totaling $575,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments, and then deposited $696,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of $10,000,000 were distributed to the Partnership's limited partners of record as of May 6, 1999, in May 1999. This distribution gave the Partnership's limited partners an approximate return of $62.50 for each $500 limited partnership interest, or $125 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Naperville System and the Buffalo System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive a general partner distribution from the sale of the Naperville System.

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

     The $696,000 of sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Naperville System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities, it will retain funds necessary to cover the administrative expenses of the Partnership and it will then distribute the balance, if any, to the Partnership's partners. Because the distribution to the limited partners from the sale of the Calvert County System, together with all prior distributions, will return to the limited partners more than 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will be entitled to receive a distribution from the escrowed proceeds.


(5) On July 6, 1999, the Partnership sold the Calvert County System to a subsidiary of the General Partner for a sales price of $39,388,667, subject to customary closing adjustments. The purchase price was determined by the average of three separate independent appraisals of the fair market value of the Calvert County System. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in March and April 1999. From the sale proceeds, based upon financial information as of June 30, 1999, the Partnership will pay certain fees and expenses of the transaction, it will retain funds necessary to cover the administrative expenses of the Partnership and it will distribute the remaining net sale proceeds of approximately $38,306,000 to the Partnership's partners of record as of the closing date of the sale of the Calvert County System. This distribution is expected to be made in the third quarter of 1999. The limited partners, as a group, will receive $33,503,000, and the General Partner will receive a $4,803,000 general partner distribution from the net sale proceeds; thus, the limited partners will receive approximately $209 for each $500 limited partnership interest, or $418 for each $1,000 invested in the Partnership from the sale of the Calvert County System. There is no assurance, however, that the actual distribution will equal these amounts.

     Taking into account all distributions from prior sales (excluding escrowed proceeds) and the anticipated distribution of the net proceeds from the sale of the Calvert County System, the General Partner expects that the limited partners of the Partnership will receive approximately $715 for each $500 limited partnership interest, or $1,430 for each $1,000 invested in the Partnership.

     Although the sale of the Calvert County System represented the sale of the only remaining operating asset of the Partnership, the Partnership will not be dissolved until all proceeds from escrow have been distributed and the pending litigation in which the Partnership is a named defendant has been resolved and terminated (See Part II, Item 1).

     (6) In July 1999, the Court of Appeals of Maryland issued a decision in United Cable Television of Baltimore, Ltd. Partnership v. Burch holding that to
---------------------------------------------------------------
the extent that a charge assessed customers who were delinquent in payment of their cable bills exceeded the 6 percent maximum interest rate prescribed by the Constitution of the State of Maryland, such charge was not enforceable. The Court ordered the cable company to make appropriate refunds to subscribers. While the Partnership was not a party to that litigation and believes that it has meritorious defenses to similar actions filed on behalf of subscribers in Calvert County, Maryland, nevertheless a decision by a court in these actions based solely upon the premise set forth in Burch could have an adverse effect
                                           -----
upon the financial statements of the Partnership.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                           (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------



FINANCIAL CONDITION
-------------------

     The Partnership sold two of its systems in 1997 and the Venture sold its Broward System in March 1998. The Partnership sold its Buffalo System in March 1999, it sold its Naperville System in May 1999 and it sold its Calvert County System in July 1999.

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

     For a period of 90 days following the closing date, $1,200,000 of the sale proceeds remained in an interest-bearing escrow account as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The escrow period expired on June 27, 1999, and claims totaling $30,000 were made on the escrowed funds by the purchaser. From the escrowed funds, the Partnership will make a distribution to the Partnership's limited partners. This distribution is expected to be made in the third quarter of 1999.

     Naperville System
     -----------------

     On May 6, 1999, the Partnership sold the Naperville System to an unaffiliated party for a sales price of $23,000,000, subject to customary closing adjustments. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in December 1998. From the sale proceeds, the Partnership paid the $10,350,000 balance outstanding on its revolving credit facility, paid a brokerage fee to The Intercable Group totaling $575,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments, and then deposited $696,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of $10,000,000 were distributed to the Partnership's limited partners of record as of May 6, 1999, in May 1999. This distribution gave the Partnership's limited partners an approximate return of $62.50 for each $500 limited partnership interest, or $125 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Naperville System and the Buffalo System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive a general partner distribution from the sale of the Naperville System.

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

     The $696,000 of sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Naperville System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities, it will retain funds necessary to cover the administrative expenses of the Partnership and it will then distribute the balance, if any, to the Partnership's partners. Because the distribution to the limited partners from the sale of the Calvert County System, together with all prior distributions, will return to the limited partners more than 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner will be entitled to receive a distribution from the escrowed proceeds.

     Calvert County System
     ---------------------

     On July 6, 1999, the Partnership sold the Calvert County System to a subsidiary of the General Partner for a sales price of $39,388,667, subject to customary closing adjustments. The purchase price was determined by the average of three separate independent appraisals of the fair market value of the Calvert County System. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in March and April 1999. From the sale proceeds, based upon financial information as of June 30, 1999, the Partnership will pay certain fees and expenses of the transaction, it will retain funds necessary to cover the administrative expenses of the Partnership and it will distribute the remaining net sale proceeds of approximately $38,306,000 to the Partnership's partners of record as of the closing date of the sale of the Calvert County System. This distribution is expected to be made in the third quarter of 1999. The limited partners, as a group, will receive $33,503,000, and the General Partner will receive a $4,803,000 general partner distribution from the net sale proceeds; thus, the limited partners will receive approximately $209 for each $500 limited partnership interest, or $418 for each $1,000 invested in the Partnership from the sale of the Calvert County System. There is no assurance, however, that the actual distribution will equal these amounts.

     Taking into account all distributions from prior sales (excluding escrowed proceeds) and the anticipated distribution of the net proceeds from the sale of the Calvert County System, the General Partner expects that the limited partners of the Partnership will receive approximately $715 for each $500 limited partnership interest, or $1,430 for each $1,000 invested in the Partnership.

     Although the sale of the Calvert County System represented the sale of the only remaining operating asset of the Partnership, the Partnership will not be dissolved until all proceeds from escrow have been distributed and the pending litigation in which the Partnership is a named defendant has been resolved and terminated (See Part II, Item 1).

     For the six months ended June 30, 1999, capital expenditures totaled approximately $1,341,000 for all of the Partnership's systems. Approximately 46 percent of the expenditures related to construction of service drops to subscribers' homes. Approximately 37 percent of the expenditures related to new plant construction associated with new homes passed in all of the Partnership's systems. The remainder was for other capital expenditures to maintain the value of the Partnership's Calvert County System until it was sold. These expenditures were funded by borrowings under the Partnership's credit facility and cash on hand.

     The Partnership was a party to a revolving credit facility. The revolving credit facility required that one-half of the proceeds from the Buffalo System sale be used to reduce amounts outstanding and that the credit facility be repaid in full on the next system sale. The Partnership repaid $13,500,000 upon the closing of the sale of the Buffalo System on March 29, 1999, and it repaid the remaining balance of $10,350,000 upon the sale of the Naperville System on May 6, 1999. Interest on the revolving credit facility's outstanding balance was at the Partnership's option of the London Interbank Offered Rate plus 1.125 percent, the Certificate of Deposit Rate plus 1.25 percent or the Base Rate plus
 .125 percent. The effective interest rate on amounts outstanding as of June 30, 1998 was 6.83 percent.

     Because the Partnership has sold all of its assets and further distributions, if any, will be made to the limited partners of record as of the closing date of the sale of the Partnership's last remaining cable television system, new limited partners would not be entitled to any distributions from the Partnership and transfers of limited partnership interests would have no economic or practical value. The General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.

RESULTS OF OPERATIONS
---------------------

     Due to the Calvert County System sale on July 6, 1999, which was the Partnership's last remaining operating asset, a discussion of results of operations would not be meaningful. The Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow accounts and upon the resolution and termination of the pending litigation.

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

     In July 1999, Jones Intercable, Inc., each of its subsidiaries that serve as general partners of managed public partnerships and most of its managed public partnerships, including the Partnership, were named defendants in a case styled Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. C213638). Plaintiffs, all of which are affiliated with each other, are in the business of, among other things, investing in limited partnerships that own and operate cable television systems. Plaintiffs allege that one of the plaintiffs has been a limited partner or has obtained a valid power-of-attorney from a limited partner in each of Jones Intercable, Inc.'s managed public partnerships and that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of Jones Intercable, Inc.'s managed public partnerships during the latter half of 1996. Plaintiffs' complaint alleges that they were frustrated in this purpose by Jones Intercable, Inc.'s refusal to provide plaintiffs with lists of the names and addresses of the limited partners of Jones Intercable, Inc.'s managed public partnerships. The complaint alleges that Jones Intercable Inc.'s actions constituted a breach of contract, a breach of Jones Intercable, Inc.'s implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable, Inc.'s fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable, Inc.'s failure to provide them with the partnership lists prevented them from making their tender offers and the plaintiffs claim that they have been injured by such action in an amount to be proved at trial, but not less than $17 million. Given the fact that this case was only recently filed and that the time for Jones Intercable, Inc.'s response to the complaint has not yet expired, Jones Intercable, Inc. has not yet responded to this complaint. Jones Intercable, Inc. believes, however, that it and the defendant subsidiaries and managed public partnerships have defenses to the plaintiffs' claims for relief, and Jones Intercable, Inc. intends to defend this lawsuit vigorously both on its own behalf and on behalf of its subsidiaries and its managed public partnerships.

Item 6.   Exhibits and Reports on Form 8-K.

          a)   Exhibits

               27)  Financial Data Schedule

          b)   Reports on Form 8-K

               Report on Form 8-K dated March 29, 1999, filed April 2, 1999, reported that on March 29, 1999, the Partnership sold the Buffalo System to an unaffiliated party for a sales price of $26,605,000, subject to customary closing adjustments.

               Report on Form 8-K dated April 7, 1999, filed April 15, 1999, reported that on April 7, 1999, Comcast Corporation completed the acquisition of a controlling interest in the General Partner.

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


                                       CABLE TV FUND 14-A, LTD.
                                       BY: JONES INTERCABLE, INC.
                                           General Partner



                                       By:   /S/ Lawrence S. Smith
                                             -----------------------------------
                                             Lawrence S. Smith
                                             Principal Accounting Officer


                                       By:   /S/ Joseph J. Euteneuer
                                             -----------------------------------
                                             Joseph J. Euteneuer
                                             Vice President (Authorized Officer)



Dated: August 16, 1999