Form 10-Q
period 1999-09-30
CABLE TV FUND 14-A LTD
filed 1999-11-15
CIK 810334

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x]        Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 1999.
                               ------------------

[ ]        Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from _______________ to ________________.

                         Commission File Number 0-15378

                              CABLE TV FUND 14-A, LTD.
--------------------------------------------------------------------------------
                    Exact name of registrant as specified in charter

Colorado                                                              84-1024657
--------------------------------------------------------------------------------
State of organization                                    I.R.S. employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office


                                (215) 665-1700
                     -------------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                        No ____
     ----

                          CABLE TV FUND 14-A, LTD.
                          ------------------------
                           (A Limited Partnership)

                          UNAUDITED BALANCE SHEETS
                          ------------------------


                                                                          September 30,         December 31,
                     ASSETS                                                   1999                  1998
                     ------                                               -------------         ------------

CASH                                                                      $  40,484,629         $    357,145

PROCEEDS FROM SALE IN INTEREST-BEARING ESCROW ACCOUNT                         1,936,050                    -

TRADE RECEIVABLES, less allowance for doubtful receivables of
 $127,439 at December 31, 1998                                                        -              454,788

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                                               -           93,032,212
 Less- accumulated depreciation                                                       -          (57,669,712)
                                                                          -------------         ------------
                                                                                      -           35,362,500
 Franchise costs and other intangible assets, net of accumulated
  amortization of $12,840,171 at December 31, 1998                                    -            1,541,203
                                                                          -------------         ------------
   Total investment in cable television properties                                    -           36,903,703

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                       -              757,085
                                                                          -------------         ------------
   Total assets                                                           $  42,420,679         $ 38,472,721
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

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                       September 30,  December 31,
    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                            1999           1998
    -------------------------------------------                        -------------  ------------
LIABILITIES:
    Debt                                                               $           -  $ 23,432,210
    General Partner advances                                                 238,677       365,829
    Trade accounts payable and accrued liabilities                         1,723,554     2,625,673
    Subscriber prepayments                                                         -       123,905
                                                                       -------------  ------------
                  Total liabilities                                        1,962,231    26,547,617
                                                                       -------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                    1,000         1,000
        Accumulated earnings                                               5,340,112       (25,635)
                                                                       -------------  ------------
                                                                           5,341,112       (24,635)
                                                                       -------------  ------------

    Limited Partners-
        Net contributed capital (160,000 units outstanding
            at September 30, 1999 and December 31, 1998)                  68,722,000    68,722,000
        Accumulated earnings                                              47,301,405     3,259,808
        Distributions                                                    (80,906,069)  (60,032,069)
                                                                       -------------  ------------

                                                                          35,117,336    11,949,739
                                                                       -------------  ------------
                  Total liabilities and partners' capital (deficit)      $42,420,679  $ 38,472,721
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

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                   For the Three Months Ended      For the Nine Months Ended
                                                           September 30,                  September 30,
                                                  ----------------------------     --------------------------
                                                       1999            1998           1999            1998
                                                  -------------    -----------     ----------     -----------
REVENUES                                          $     160,249    $ 5,922,874     $9,552,731     $17,433,880

COSTS AND EXPENSES:
  Operating expenses                                    133,567      3,854,489      7,007,117      11,152,221
  Management fees and allocated
    overhead from General Partner                         8,013        635,408        980,471       1,895,792
  Depreciation and amortization                          45,375      2,236,992      3,386,239       6,354,958
                                                  -------------    -----------     ----------     -----------

OPERATING LOSS                                          (26,706)      (804,015)    (1,821,096)     (1,969,091)
                                                  -------------    -----------     ----------     -----------
OTHER INCOME (EXPENSE):
  Interest expense                                       (2,316)      (420,551)      (527,617)     (1,250,737)
  Gain on sale of cable television
    systems                                          27,774,482              -     52,198,917               -
  Other, net                                            155,509       (155,711)      (442,860)         14,271
                                                  -------------    -----------     ----------     -----------

Total other income (expense), net                    27,927,675       (576,262)    51,228,440      (1,236,466)
                                                  -------------    -----------     ----------     -----------
INCOME (LOSS) BEFORE EQUITY IN
  NET INCOME OF CABLE
  TELEVISION JOINT VENTURE                           27,900,969     (1,380,277)    49,407,344      (3,205,557)

EQUITY IN NET INCOME OF
  CABLE TELEVISION JOINT VENTURE                              -              -              -      22,599,271
                                                  -------------    -----------     ----------     -----------

NET INCOME (LOSS)                                 $  27,900,969   $ (1,380,277)   $49,407,344     $19,393,714
                                                  =============    ===========     ==========     ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                 $   5,341,112   $    (13,803)   $ 5,365,747     $    59,550
                                                  =============    ===========     ==========     ===========
  Limited Partners                                $  22,559,857   $ (1,366,474)   $44,041,597     $19,334,164
                                                  =============    ===========     ==========     ===========
NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT                                  $      141.00   $      (8.54)   $    275.26     $    120.84
                                                  =============    ===========     ==========     ===========
WEIGHTED AVERAGE NUMBER
OF LIMITED PARTNERSHIP
UNITS OUTSTANDING                                       160,000        160,000        160,000         160,000
                                                  =============    ===========     ==========     ===========

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

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------


                                                                 For the Nine Months Ended
                                                                        September 30,
                                                                 ---------------------------

                                                                     1999           1998
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 49,407,344   $ 19,393,714
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                 3,386,239      6,354,958
      Equity in net income of cable television joint venture                -    (22,599,271)
      Gain on sale of cable television systems                    (52,198,917)             -
      Decrease in trade receivables                                   454,788        486,441
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                              463,177       (233,077)
      Decrease in trade accounts payable, accrued liabilities
        and subscriber prepayments                                 (1,026,024)      (406,304)
      Decrease in General Partner advances                           (127,152)      (489,313)
                                                                 ------------   ------------
      Net cash provided by operating activities                       359,455      2,507,148
                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (1,340,531)    (4,564,805)
  Proceeds from sales of cable television systems, net
    of brokerage fees and escrow proceeds                          85,414,770              -
  Distribution from Joint Venture                                           -     25,937,002
                                                                 ------------   ------------
     Net cash provided by investing activities                     84,074,239     21,372,197
                                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            800,000      1,673,264
  Repayment of debt                                               (24,232,210)      (101,181)
  Distributions to limited partners                               (20,874,000)   (25,484,569)
                                                                 ------------   ------------
     Net cash used in financing activities                        (44,306,210)   (23,912,486)
                                                                 ------------   ------------
 Increase (decrease) in cash                                       40,127,484        (33,141)

Cash, beginning of period                                             357,145        363,032
                                                                 ------------   ------------
Cash, end of period                                              $ 40,484,629   $    329,891
                                                                 ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $    739,858   $  1,494,107
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

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at September 30, 1999 and December 31, 1998 and its Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 and its Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998.

     The Partnership owned and operated the cable television systems serving the areas in and around Calvert County, Maryland (the "Calvert County System") until its sale on July 6, 1999, Naperville, Illinois (the "Naperville System") until its sale on May 7, 1999 and Buffalo, Minnesota (the "Buffalo System") until its sale on March 29, 1999. In addition, the Partnership owned a 27 percent interest in the Cable TV Fund 14-A/B Venture (the "Venture"). The Venture owned and operated the cable television system serving certain areas in Broward County, Florida (the "Broward System") until its sale on March 31, 1998. Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" of the Partnership.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner for aggregate consideration of $706.3 million. Comcast acquired an additional 1.0 million shares of the General Partner's Class A Common Stock on June 29, 1999 for $50.0 million in a private transaction. Upon completion of these transactions, Comcast owns approximately
13.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in the General Partner. Comcast has contributed its shares in the General Partner to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock owned by Comcast Cable represent shares having the right to elect approximately 75% of the Board of Directors of the General Partner. The General Partner is now a consolidated public company subsidiary of Comcast Cable.

     In connection with Comcast's acquisition of a controlling interest in the General Partner on April 7, 1999, all of the persons who were executive officers of the General Partner as of that date terminated their employment with the General Partner. The General Partner's Board of Directors has elected new executive officers, each of whom also is an officer of Comcast. As of July 7, 1999, all persons who were employed at the General Partner's former corporate offices in Englewood, Colorado had terminated their employment with the General Partner. The General Partner's corporate offices are now located at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, until the sale of its Calvert County System on July 6, 1999. The General Partner has not received and will not receive a management fee after July 6, 1999. Management fees for the three and nine month periods ended September 30, 1999 (excluding the Partnership's interest in the Venture) were $8,013 and $477,637, respectively, compared to $296,144 and $871,694, respectively, for the comparable 1998 periods.

     The Partnership will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements made to the

General Partner by the Partnership for overhead and administrative expenses during the three and nine month periods ended September 30, 1999 were $17,914 and $520,748, respectively, compared to $339,264 and $1,024,098, respectively, for the three and nine month periods ended September 30, 1998.

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

     For a period of 90 days following the closing date, $1,200,000 of the sale proceeds remained in an interest-bearing escrow account as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The escrow period has expired, and the Partnership plans to distribute the $1,200,000 plus interest earned to the Partnership's limited partners. This distribution is expected to be made in the fourth quarter of 1999.

(4) On May 7, 1999, the Partnership sold the Naperville System to an unaffiliated party for a sales price of $22,545,875, subject to customary closing adjustments. The initial sales price of $23,000,000 was reduced $1,211 for each Naperville System's equivalent basic subscribers less than 19,000 at closing. The Naperville System had 18,625 equivalent basic subscribers, which reduced the initial sales price by $454,125. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in December 1998. From the sale proceeds, the Partnership paid the $10,350,000 balance outstanding on its revolving credit facility, paid a brokerage fee to The Intercable Group totaling $563,647, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments, and then deposited $696,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of $10,000,000 were distributed to the Partnership's limited partners of record as of May 7, 1999, in May 1999. This distribution gave the Partnership's limited partners an approximate return of $62.50 for each $500 limited partnership interest, or $125 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Naperville System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive a general partner distribution from the sale of the Naperville System.

     In connection with the sale of the Naperville System, on March 5, 1999 the Partnership entered into a signal and service agreement with the cable company that purchased the system. Pursuant to the terms of this agreement, the purchaser provided certain services to the Partnership relating to the operations of the Naperville System from March 5, 1999 until the closing of the sale, which occurred May 7, 1999. The Partnership paid the purchaser fees and expense reimbursements related to this agreement and the Partnership indemnified the purchaser in connection with the services it provided to the Partnership. The management fees and expense reimbursements that the Partnership otherwise would have paid to the General Partner were reduced to offset the fees and expenses paid to the purchaser of the system pursuant to the signal and service agreement.

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

(5) On July 6, 1999, the Partnership sold the Calvert County System to a subsidiary of the General Partner for a sales price of $39,388,667, subject to customary closing adjustments. The purchase price was determined by the average of three separate independent appraisals of the fair market value of the Calvert County System. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in March and April 1999. From the sale proceeds the Partnership paid certain fees and expenses of the transaction, it will retain funds necessary to cover the administrative expenses of the Partnership and it plans to distribute the remaining net sale proceeds to the Partnership's partners of record as of the closing date of the sale of the Calvert County System. This distribution is expected to be made in the fourth quarter of 1999.

     Although the sale of the Calvert County System represented the sale of the only remaining operating asset of the Partnership, the Partnership will not be dissolved until the pending litigation relating to the Partnership has been resolved and terminated (See Part II, Item 1).

(6)  In July 1999, the Court of Appeals of Maryland issued a decision in United
                                                                         ------
Cable Television of Baltimore, Ltd. Partnership v. Burch holding that to the
--------------------------------------------------------
extent that a charge assessed customers who were delinquent in payment of their cable bills exceeded the 6 percent maximum interest rate prescribed by the Constitution of the State of Maryland, such charge was not enforceable. The Court ordered the cable company to make appropriate refunds to subscribers. While the Partnership was not a party to that litigation and believes that it has meritorious defenses to similar actions filed on behalf of subscribers in Calvert County, Maryland, nevertheless a decision by a court in these actions based solely upon the premise set forth in Burch could have an adverse effect
                                           -----
upon the financial statements of the Partnership.

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

     For a period of 90 days following the closing date, $1,200,000 of the sale proceeds remained in an interest-bearing escrow account as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. The escrow period has expired, and the Partnership plans to distribute the $1,200,000 plus interest earned to the Partnership's limited partners. This distribution is expected to be made in the fourth quarter of 1999.


     Naperville System
     -----------------

     On May 7, 1999, the Partnership sold the Naperville System to an unaffiliated party for a sales price of $22,545,875, subject to customary closing adjustments. The initial sales price of $23,000,000 was reduced $1,211 for each Naperville System's equivalent basic subscribers less than 19,000 at closing. The Naperville System had 18,625 equivalent basic subscribers, which reduced the initial sales price by $454,125. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in December 1998. From the sale proceeds, the Partnership paid the $10,350,000 balance outstanding on its revolving credit facility, paid a brokerage fee to The Intercable Group totaling $563,647, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments, and then deposited $696,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of $10,000,000 were distributed to the Partnership's limited partners of record as of May 7, 1999, in May 1999. This distribution gave the Partnership's limited partners an approximate return of $62.50 for each $500 limited partnership interest, or $125 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sale of the Naperville System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, the General Partner did not receive a general partner distribution from the sale of the Naperville System.

     In connection with the sale of the Naperville System, on March 5, 1999 the Partnership entered into a signal and service agreement with the cable company that purchased the system. Pursuant to the terms of this agreement, the purchaser provided certain services to the Partnership relating to the operations of the Naperville System from March 5, 1999 until the closing of the sale, which occurred May 7, 1999. The Partnership paid the purchaser fees and expense reimbursements related to this agreement and the Partnership indemnified the purchaser in connection with the services it provided to the Partnership. The management fees and expense reimbursements that the Partnership otherwise would have paid to the General Partner were reduced to offset the fees and expenses paid to the purchaser of the system pursuant to the signal and service agreement.

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

     Calvert County System
     ---------------------

     On July 6, 1999, the Partnership sold the Calvert County System to a subsidiary of the General Partner for a sales price of $39,388,667, subject to customary closing adjustments. The purchase price was determined by the average of three separate independent appraisals of the fair market value of the Calvert County System. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in March and April 1999. From the sale proceeds the Partnership paid certain fees and expenses of the transaction, it will retain funds necessary to cover the administrative expenses of the Partnership and it plans to distribute the remaining net sale proceeds to the Partnership's partners of record as of the closing date of the sale of the Calvert County System. This distribution is expected to be made in the fourth quarter of 1999.

     Although the sale of the Calvert County System represented the sale of the only remaining operating asset of the Partnership, the Partnership will not be dissolved until the pending litigation relating to the Partnership has been resolved and terminated (See Part II, Item 1).

     Because the Partnership has sold all of its assets and further distributions, if any, will be made to the limited partners of record as of the closing dates of the 1999 sales of the Partnership's remaining cable television system, new limited partners would not be entitled to any distributions from the Partnership and transfers of limited partnership interests would have no economic or practical value. The General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.

RESULTS OF OPERATIONS
---------------------

     Due to the Calvert County System sale on July 6, 1999, which was the Partnership's last remaining operating asset, a discussion of results of operations would not be meaningful.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     In August 1999, the General Partner was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and
          --------------------------------------------------------------
Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc.
------------------------------------------------------------------------------
and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-
-------------------------------------------------------------------------------
C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund
-----------------------------------------------------------------------------
14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil
------------------------------
Action No. 99-B-1508)("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to the General Partner or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of the General Partner. The complaint alleges that the General Partner acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

     In September 1999, the General Partner was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v.
          --------------------------------------------------------------------
Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B,
-----------------------------------------------------------------------------
Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A,
-----------------------------------------------------------------------------
Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court,
-----------------------------------------------------
District of Colorado, Civil Action No. 99-WM-1702)("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
       -------------

     In September 1999, the General Partner was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones
--------------------------------------------------------------------------------
Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd.,
-----------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and
--------------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of
--------------------------------------------
Colorado, Civil Action No. 99-B-1778)("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
    -------------

     The General Partner believes that the procedures followed by it in conducting the votes of the limited partners of the various partnerships on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County systems and the disclosures in the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were proper and complete, and the General Partner believes that the various sale transactions were fair because they were at prices determined by averaging three separate, independent appraisals of the various cable communications systems sold in accordance with the express provisions of the partnerships' limited partnership agreements. The General Partner intends to defend these lawsuits vigorously.

     In September 1999, the General Partner filed a motion in the United States District Court for the District of Colorado seeking an order consolidating all of the cases challenging the General Partner's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact. A court-mandated settlement conference relating to all of these cases filed in United States District Court for the District of Colorado occurred on November 2, 1999 and another such meeting has been scheduled for March 14, 2000.

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated July 6, 1999, filed July 20, 1999, reported that on July 6, 1999, the Partnership sold the Calvert County System to a subsidiary of the General Partner for a sales price of $39,388,667, subject to customary closing adjustments.

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


                                  CABLE TV FUND 14-A, LTD.
                                  BY:   JONES INTERCABLE, INC.
                                        General Partner



                                  By:  /S/ Lawrence S. Smith
                                       ---------------------------------
                                       Lawrence S. Smith
                                       Principal Accounting Officer


                                   By: /S/ Joseph J. Euteneuer
                                       ---------------------------------
                                       Joseph J. Euteneuer
                                       Vice President (Authorized Officer)



Dated:  November 12, 1999