Form 10-K
period 1999-12-31
CABLE TV FUND 14-A LTD
filed 2000-03-23
CIK 810334

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------- to -------------

Commission file number:             0-15378

                            CABLE TV FUND 14-A, LTD.
            (Exact name of registrant as specified in its charter)

         Colorado                                             84-1024657
         --------                                             ----------
(State of Organization)                                      (IRS Employer
                                                           Identification No.)
c/o Comcast Corporation, 1500 Market Street,
--------------------------------------------
Philadelphia, Pennsylvania 19102-2148                        (215) 665-1700
-------------------------------------                        --------------
(Address of principal executive office               (Registrant's telephone no.
and Zip Code)                                            including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

         Yes        x                            No
                  ------                            --------

Aggregate market value of the voting stock held by non-affiliates of the registrant: [Not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    ----------




                    DOCUMENTS INCORPORATED BY REFERENCE: None

         This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


                                     PART I.

                                ITEM 1. BUSINESS

        THE PARTNERSHIP. Cable TV Fund 14-A, Ltd. (the "Partnership") is a Colorado limited partnership. Comcast JOIN Holdings, Inc., a Delaware corporation, is the general partner of the Partnership (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership has sold all of its cable television systems. Although the sale of the Partnership's three remaining cable television systems during 1999 represented the sale of the Partnership's last remaining operating assets, the Partnership will not be dissolved until the pending litigation relating to the Partnership has been resolved and terminated.

         NEW GENERAL PARTNER. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

DISPOSITIONS OF CABLE TELEVISION SYSTEMS BY THE PARTNERSHIP

         Buffalo System. On March 29, 1999, the Partnership sold the cable television system serving Buffalo, Minnesota (the "Buffalo System") to an unaffiliated party for a sales price of $26,605,000. From the sale proceeds, the Partnership repaid a portion of its revolving credit facility, paid a brokerage fee, settled working capital adjustments and deposited $1,200,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of $10,874,000 were distributed in April 1999 to the Partnership's limited partners of record as of the closing date of the sale of the Buffalo System. This distribution from the sale of the Buffalo System represented $68 for each $500 limited partnership interest, or $136 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Buffalo System, together with all prior distributions, did not return to the limited partners more than 125 percent of the capital initially contributed to the Partnership by the limited partners, all of the net proceeds from the sale of the Buffalo System were distributed to the limited partners and Jones Intercable did not receive a general partner distribution from the sale of the Buffalo System. Until August 1999, $1,200,000 of the sale proceeds remained in escrow as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The escrow period expired and claims of approximately $30,000 were made by the buyer. The Partnership distributed the escrow amount plus interest less the claims amount to the limited partners in December 1999.

         Naperville System. On May 7, 1999, the Partnership sold the cable television system serving Naperville, Illinois (the "Naperville System") to an unaffiliated party for a sales price of $22,545,875. From the sale proceeds, the Partnership repaid the balance outstanding on its revolving credit facility, paid a brokerage fee, settled working capital adjustments and deposited $696,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of $10,000,000 were distributed in May 1999 to the Partnership's limited partners of record as of the closing date of the sale of the Naperville System. This distribution gave the Partnership's limited partners an approximate return of $62.50 for each $500 limited partnership interest, or $125 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Naperville System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, all of the net proceeds from the sale of the Naperville System were distributed to the limited partners and Jones Intercable did not receive a general partner distribution from the sale of the Naperville System. The $696,000 of the sale proceeds placed in the interest-bearing indemnity escrow account remained in escrow until December 14, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The escrow period has expired and the Partnership received the escrowed funds plus interest in December 1999 because no claims were made on the escrowed funds by the buyer. From the escrowed funds, the Partnership repaid its remaining liabilities in the first quarter of 2000 and it will hold the balance in reserve to cover the administrative expenses of the Partnership until the Partnership is liquidated and dissolved.

         Calvert County System. On July 6, 1999, the Partnership sold the cable television system serving Calvert County, Maryland (the "Calvert County System") to a subsidiary of Jones Intercable, for a sales price of $39,388,667. The purchase price was determined by the average of three separate independent appraisals of the fair market value of the Calvert County System. From the sale proceeds, the Partnership paid certain fees and expenses of the transaction and distributed a portion of the net sale proceeds of approximately $30,813,524 to the Partnership's partners of record as of the closing date of the sale of the Calvert County System. Because at the time of the Calvert County System's sale, the distributions made to the limited partners from the Calvert County System sale and from prior sales of cable television systems returned to the limited partners more than 125 percent of the amounts originally contributed to the Partnership by the limited partners, Jones Intercable received a general partner distribution from the proceeds of the sale of the Calvert County System. The limited partners, as a group, received $27,587,007 from the sale of the Calvert County System and Jones Intercable received a general partner distribution of $3,226,517 from the net sale proceeds. The limited partner distribution from the sale of the Calvert County System represented $172 for each $500 limited partnership interest, or $344 for each $1,000 invested in the Partnership.

         Because transferees of limited partnership interests following the record date for the distribution of the proceeds from the sale of the Calvert County System (July 6, 1999) would not be entitled to any distributions from the Partnership, a transfer of limited partnership interests following such record date would have no economic value. The General Partner therefore has determined that, pursuant to the authority granted to it by the Partnership's limited partnership agreement, the General Partner will approve no transfers of limited partnership interests after July 6, 1999.


                              ITEM 2. PROPERTIES
                              ------------------

         As of December 31, 1999, the Partnership does not own any cable television systems.


                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

LITIGATION CHALLENGING JONES INTERCABLE'S ACQUISITION OF THE CALVERT COUNTY
SYSTEM

         In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and
          --------------------------------------------------------------
Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc.
------------------------------------------------------------------------------
and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund
---------------------------------------------------------------------------
12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund
--------------------------------------------------------------------------------
14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil
------------------------------
Action No. 99-B-1508)("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

         In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v.
          --------------------------------------------------------------------
Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B,
-----------------------------------------------------------------------------
Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A,
-----------------------------------------------------------------------------
Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court,
-----------------------------------------------------
District of Colorado, Civil Action No. 99-WM-1702)("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
       -------------

         In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones
          ----------------------------------------------------------------------
Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd.,
-----------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and
--------------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of
--------------------------------------------
Colorado, Civil Action No. 99-B-1778)("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
    -------------

         The General Partner believes that the procedures followed by Jones Intercable in conducting the votes of the limited partners of the various partnerships on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County systems and the disclosures in the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were proper and complete, and the General Partner believes that the various sale transactions were fair because they were at prices determined by averaging three separate, independent appraisals of the various cable communications systems sold in accordance with the express provisions of the partnerships' limited partnership agreements. The General Partner intends to defend these lawsuits vigorously.

         In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact.

LITIGATION RELATING TO LIMITED PARTNERSHIP LIST REQUESTS

         In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

         Plaintiffs allege that certain of them formed a plan to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

         Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------
         None.

                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 1999, the number of equity security holders in the Partnership was 11,234.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                                    For the Year Ended December 31,
                                           ----------------------------------------------------------------------------------------
Cable TV Fund 14-A, Ltd.                      1999               1998                1997               1996                1995
------------------------                   ----------        -----------         -----------        -----------         -----------

Revenues                                   $9,552,731        $23,458,429         $26,642,247        $47,808,719         $44,094,802
Depreciation and Amortization               3,386,239          8,662,922          10,111,635         14,627,726          14,459,479
Operating Loss                             (1,821,096)        (3,048,163)         (2,713,383)          (397,890)         (1,459,868)
Equity in Net Income (Loss) of
  Cable Television Joint Venture             -                22,599,271            (626,089)          (815,252)         (1,104,003)
Net Income (Loss)                          49,772,176(a)      18,214,158(b)       62,735,041(c)      (7,371,183)         (8,536,167)
Net Income (Loss) per Limited
  Partnership Unit                             276.97(a)          113.54(b)           387.70(c)          (45.61)             (52.82)
Weighted Average Number of
  Limited Partnership Units Outstanding       160,000            160,000             160,000            160,000             160,000
General Partner's Capital (Deficit)         2,205,820            (24,635)            (72,389)          (776,152)           (702,440)
Limited Partners' Capital (Deficit)         6,617,460         11,949,739          19,267,904         (8,215,874)           (918,403)
Total Assets                               19,674,576         38,472,721          44,982,801         79,343,054          82,900,838
Debt                                          -               23,432,210          22,773,095         85,424,507          80,726,793
Jones Intercable Advances                   6,205,737            365,829             489,313            352,232             887,215

(a) Net income resulted primarily from the sales of the Buffalo System in March 1999, the Naperville System in May 1999 and the Calvert County System in July 1999 by Cable TV Fund 14-A, Ltd.

(b) Net income resulted primarily from the sale of the Broward System in March 1998 by Cable TV Fund 14-A/B Venture.

(c) Net income resulted primarily from the sales of the Turnersville System in January 1997 and the Central Illinois System in June 1997 by Cable TV Fund 14-A, Ltd.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION
-------------------

         The Partnership sold its Buffalo System in March 1999, it sold its Naperville System in May 1999 and it sold its Calvert County System in July 1999, which represented its remaining operating assets.

         Buffalo System
         --------------

         On March 29, 1999, the Partnership sold the Buffalo System to an unaffiliated party for a sales price of $26,605,000. From the sale proceeds, the Partnership repaid a portion of the balance outstanding on its revolving credit facility, paid a brokerage fee, settled working capital adjustments and deposited $1,200,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of $10,874,000 were distributed in April 1999 to the Partnership's limited partners of record as of the closing date of the sale of the Buffalo System. This distribution from the sale of the Buffalo System represented $68 for each $500 limited partnership interest, or $136 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Buffalo System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, all of the net proceeds from the sale of the Buffalo System were distributed to the limited partners and Jones Intercable did not receive a general partner distribution from the sale of the Buffalo System.

         Until August 1999, $1,200,000 of sale proceeds remained in an interest-bearing indemnity escrow account as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The escrow period expired and claims of $30,539 were made on the escrowed funds by the buyer. The Partnership paid the buyer's claims and then distributed the escrowed funds plus interest, which totaled $1,186,476, to the Partnership's limited partners in December 1999.

         Naperville System

         On May 7, 1999, the Partnership sold the Naperville System to an unaffiliated party for a sales price of $22,545,875. From the sale proceeds, the Partnership repaid the balance outstanding on its revolving credit facility, paid a brokerage fee, settled working capital adjustments and then deposited $696,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of $10,000,000 were distributed in May 1999 to the Partnership's limited partners of record as of the closing date of the sale of the Naperville System. This distribution gave the Partnership's limited partners an approximate return of $62.50 for each $500 limited partnership interest, or $125 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Naperville System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, all of the net proceeds from the sale of the Naperville System were distributed to the limited partners and Jones Intercable did not receive a general partner distribution from the sale of the Naperville System.

         The $696,000 of sale proceeds placed in an interest-bearing indemnity escrow account remained in escrow until December 14, 1999, as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. No claims were made on the escrowed funds by the buyer. The escrowed funds plus interest, which totaled $714,647, were returned to the Partnership in December 1999. From the escrowed funds, the Partnership paid certain liabilities and it will hold the balance in reserve to cover the administrative expenses of the Partnership.

         Calvert County System

         On July 6, 1999, the Partnership sold the Calvert County System to a subsidiary of Jones Intercable for a sales price of $39,388,667. The purchase price was determined by the average of three separate independent appraisals of the fair market value of the Calvert County System. From the sale proceeds, the Partnership paid certain fees and expenses of the transaction, retained funds necessary to cover the administrative expenses of the Partnership and distributed a portion of the net sale proceeds totaling $30,813,524 to the Partnership's partners of record as of the closing date of the sale of the Calvert County System. The limited partners as a group, received $27,587,007 of this amount. This distribution to the limited partners gave the Partnership's limited partners an approximate return of $172 for each $500 limited partnership interest, or $344 for each $1,000 invested in the Partnership. Because at the time of the Calvert County System's sale, the distributions made to the limited partners from the Calvert County System sale and from prior sales of cable television systems returned to the limited partners more than 125 percent of the amounts originally contributed to the Partnership by the limited partners, Jones Intercable received a general partner distribution of $3,226,517 from the proceeds of the sale of the Calvert County System.

         Although the sale of the Calvert County System represented the sale of the only remaining operating asset of the Partnership, the Partnership will not be dissolved until the pending litigation relating to the Partnership has been resolved and terminated. (See Note 7.)

RESULTS OF OPERATIONS

1999 Compared to 1998

         Due to the Calvert County System sale on July 6, 1999, which was the Partnership's last remaining operating asset, a discussion of results of operations would not be meaningful. For the period ended December 31, 1999, the Partnership had total revenues of $9,552,731 and generated an operating loss of $1,821,096. Because of the gain of $52,198,917 on the sales of the Buffalo System, the Naperville System and the Calvert County System, the Partnership realized net income of $49,772,176 during the year ended December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS

         The audited financial statements of the Partnership for the year ended December 31, 1999 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 14-A, Ltd.:

         We have audited the accompanying balance sheets of CABLE TV FUND 14-A, LTD. (a Colorado limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                          ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 3, 2000.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                                                                 December 31,
                                                                                     -----------------------------------
                  ASSETS                                                                 1999                   1998
                  ------                                                             -----------            ------------

CASH                                                                                 $ 19,674,576           $    357,145

TRADE RECEIVABLES, less allowance for doubtful receivables of
    $127,439 at December 31, 1998                                                        -                       454,788

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property, plant and equipment, at cost                                               -                    93,032,212
    Less- accumulated depreciation                                                       -                   (57,669,712)
                                                                                      -----------            -----------

                                                                                         -                    35,362,500
    Franchise costs and other intangible assets, net of accumulated
       amortization of $12,840,171 at December 31, 1998                                  -                     1,541,203
                                                                                      -----------            -----------

                  Total investment in cable television properties                        -                    36,903,703

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                          -                       757,085
                                                                                      -----------            -----------
                  Total assets                                                       $ 19,674,576           $ 38,472,721
                                                                                      ===========            ===========

                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            CABLE TV FUND 14-A, LTD.
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                                      December 31,
                                                                                       ------------------------------------

                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                 1999                   1998
                -------------------------------------------                            -------------           ------------

LIABILITIES:
    Debt                                                                               $   -                   $23,432,210
    Jones Intercable advances                                                              6,205,737               365,829
    Accrued distribution to Jones Intercable                                               3,226,517                -
    Trade accounts payable and accrued liabilities                                         1,419,042             2,625,673
    Subscriber prepayments                                                                 -                       123,905
                                                                                        ------------            ----------

                  Total liabilities                                                       10,851,296            26,547,617
                                                                                        ------------            ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
        Contributed capital                                                                    1,000                 1,000
        Accumulated earnings (deficit)                                                     5,431,337               (25,635)
        Distribution                                                                      (3,226,517)               -
                                                                                        ------------            ----------

                                                                                           2,205,820               (24,635)
                                                                                        ------------            ----------

    Limited Partners-
        Net contributed capital (160,000 units outstanding at
            December 31, 1999 and 1998)                                                   68,722,000            68,722,000
        Accumulated earnings                                                              47,575,012             3,259,808
        Distributions                                                                   (109,679,552)          (60,032,069)
                                                                                        ------------            ----------
                                                                                           6,617,460            11,949,739
                                                                                        ------------            ----------
                  Total liabilities and partners' capital (deficit)                     $ 19,674,576           $38,472,721
                                                                                        ============            ==========

                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            CABLE TV FUND 14-A, LTD.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS





                                                                                           Year Ended December 31,
                                                                       ---------------------------------------------------------
                                                                            1999                1998                    1997
                                                                       ------------           -----------            -----------

REVENUES                                                               $  9,552,731           $23,458,429            $26,642,247

COSTS AND EXPENSES:
    Operating expenses                                                    7,007,117            15,199,086             16,385,590
    Management fees and allocated overhead from
        Jones Intercable                                                    980,471              2,644,584             2,858,405
    Depreciation and amortization                                         3,386,239              8,662,922            10,111,635
                                                                       ------------           -----------           ------------

OPERATING LOSS                                                          (1,821,096)            (3,048,163)            (2,713,383)
                                                                       ------------           -----------           ------------

OTHER INCOME (EXPENSE):
    Interest expense                                                       (466,398)           (1,641,112)            (1,923,226)
    Gain on sales of cable television systems                            52,198,917                 -                 69,973,972
    Other, net                                                             (139,247)               304,162            (1,976,233)
                                                                       ------------           -----------           ------------

         Total other income (expense), net                               51,593,272            (1,336,950)            66,074,513
                                                                       ------------           -----------           ------------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS)
    OF CABLE TELEVISION JOINT VENTURE                                    49,772,176            (4,385,113)            63,361,130

EQUITY IN NET INCOME (LOSS) OF CABLE TELEVISION
    JOINT VENTURE                                                                 -            22,599,271               (626,089)
                                                                       ------------           -----------           ------------

NET INCOME                                                             $ 49,772,176           $18,214,158           $ 62,735,041
                                                                       ============           ===========           ============

ALLOCATION OF NET INCOME:
    General Partner                                                    $  5,456,972           $    47,754           $    703,763
                                                                       ============           ===========           ============

    Limited Partners                                                   $ 44,315,204           $18,166,404           $ 62,031,278
                                                                       ============           ===========           ============

NET INCOME PER LIMITED PARTNERSHIP UNIT                                $     276.97           $    113.54           $     387.70
                                                                       ============           ===========           ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                             160,000                160,000               160,000
                                                                       ============           ===========           ============


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            CABLE TV FUND 14-A, LTD.
                             (A Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                                         Year Ended December 31,
                                                                      ------------------------------------------------------

                                                                             1999                  1998              1997
                                                                      -------------            -----------         ---------

GENERAL PARTNER:
    Balance, beginning of year                                        $     (24,635)           $   (72,389)        $(776,152)
    Net income for year                                                   5,456,972                 47,754           703,763
    Distribution                                                         (3,226,517)                -                   -
                                                                      -------------            ------------       -----------

    Balance, end of year                                              $   2,205,820            $   (24,635)         $(72,389)
                                                                      =============            ===========          ========


LIMITED PARTNERS:
    Balance, beginning of year                                        $  11,949,739            $ 19,267,904       $(8,215,874)
    Net income for year                                                  44,315,204              18,166,404        62,031,278
    Distributions                                                       (49,647,483)            (25,484,569)      (34,547,500)
                                                                      -------------            ------------       -----------

    Balance, end of year                                              $   6,617,460            $ 11,949,739       $19,267,904
                                                                      =============            ============       ===========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            CABLE TV FUND 14-A, LTD.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                        Year Ended December 31,
                                                                      ------------------------------------------------------------

                                                                            1999                 1998                    1997
                                                                      --------------         -------------           -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $  49,772,176           $18,214,158             $62,735,041
      Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                3,386,239             8,662,922              10,111,635
              Equity in net (income) loss of cable television
                 joint venture                                              -                  (22,599,271)                626,089
              Gain on sales of cable television systems                  (52,198,917)               -                  (69,973,972)
              Decrease in trade receivables                                  454,788               476,584                 210,957
              Decrease (increase) in deposits, prepaid expenses
                 and deferred charges                                      2,399,227               627,811                (454,813)
              Increase (decrease) in trade accounts payable and
                 accrued liabilities and subscriber prepayments           (1,330,536)              224,700                 (33,463)
              Increase (decrease) in Jones Intercable advances             5,839,908              (123,484)                137,081
                                                                      --------------         -------------           -------------

                  Net cash provided by operating activities                8,322,885             5,483,420               3,358,555
                                                                      --------------         -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                               (1,340,531)           (6,600,855)             (8,016,393)
    Proceeds from sales of cable television systems, net
      of brokerage fees and escrow proceeds                               85,414,770                -                  100,962,760
    Distributions from Joint Venture                                         -                  25,937,002                -
                                                                      --------------         -------------           -------------


                  Net cash provided by  investing activities              84,074,239            19,336,147              92,946,367
                                                                      --------------         -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                 800,000             1,694,890              36,894,399
    Repayment of debt                                                    (24,232,210)           (1,035,775)            (99,545,811)
    Distributions to limited partners                                    (49,647,483)          (25,484,569)            (34,547,500)
                                                                         -----------           -----------             -----------

                  Net cash used in financing activities                  (73,079,693)          (24,825,454)            (97,198,912)
                                                                      --------------         -------------           -------------

Increase (decrease) in cash                                               19,317,431                (5,887)               (893,990)

Cash, beginning of year                                                      357,145               363,032               1,257,022
                                                                      --------------         -------------           -------------

Cash, end of year                                                     $   19,674,576         $     357,145           $     363,032
                                                                      ==============         =============           =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                     $      678,639         $   1,642,848           $   2,375,177
                                                                      ==============         =============           =============

NON-CASH TRANSACTIONS:
  Accrued distribution to Jones Intercable                            $    3,226,517         $       -               $          -
                                                                      ==============         =============           =============


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            CABLE TV FUND 14-A, LTD.
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS



(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         Cable TV Fund 14-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on February 6, 1987, under a public program sponsored by Jones Intercable, Inc. ("Jones Intercable"). The Partnership was formed to acquire, construct, develop and operate cable television systems.

         On January 8, 1988, the Partnership and Cable TV Fund 14-B, Ltd. ("Fund 14-B") formed Cable TV Fund 14-A/B Venture (the "Venture"), to acquire the cable television system serving areas in and around Broward County, Florida (the "Broward System"). The Partnership contributed $18,975,000 to the capital of the Venture for a 27 percent ownership interest and Fund 14-B contributed $51,025,000 to the capital of the Venture for a 73 percent ownership interest. As discussed below, the Venture sold the Broward System on March 31, 1998. Because the Broward System represented the only asset of the Venture, the Venture was liquidated and dissolved in October 1998.

         New General Partner

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's general partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         Cable Television System Acquisitions

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

         Cable Television System Sales

         Buffalo System

         On March 29, 1999, the Partnership sold the Buffalo System to an unaffiliated party for a sales price of $26,605,000. From the sale proceeds, the Partnership paid $13,500,000 outstanding on its revolving credit facility, paid a brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of Jones Intercable, totaling $665,125, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments and deposited $1,200,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of $10,874,000 were distributed in April 1999 to the Partnership's limited partners of record as of the closing date of the sale of the Buffalo System. This distribution from the sale of the Buffalo System represented $68 for each $500 limited partnership interest, or $136 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Buffalo System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, all of the net proceeds from the sale of the Buffalo System were distributed to the limited partners and Jones Intercable did not receive a general partner distribution from the sale of the Buffalo System.

         Until August 1999, $1,200,000 of sale proceeds remained in an interest-bearing indemnity escrow account as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The escrow period expired and claims of $30,539 were made on the escrowed funds by the buyer. The Partnership paid the buyer's claims and then distributed the escrowed funds plus interest, which totaled $1,186,476, to the Partnership's limited partners in December 1999.


         Naperville System

         On May 7, 1999, the Partnership sold the Naperville System to an unaffiliated party for a sales price of $22,545,875. From the sale proceeds, the Partnership paid the $10,350,000 balance outstanding on its revolving credit facility, paid a brokerage fee to The Intercable Group totaling $563,647, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments, and then deposited $696,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds of $10,000,000 were distributed in May 1999 to the Partnership's limited partners of record as of the closing date of the sale of the Naperville System. This distribution gave the Partnership's limited partners an approximate return of $62.50 for each $500 limited partnership interest, or $125 for each $1,000 invested in the Partnership. Because the distribution to the limited partners from the sale of the Naperville System, together with all prior distributions, did not return to the limited partners 125 percent of the capital initially contributed to the Partnership by the limited partners, all of the net proceeds from the sale of the Naperville System were distributed to the limited partners and Jones Intercable did not receive a general partner distribution from the sale of the Naperville System.

         The $696,000 of sale proceeds placed in an interest-bearing indemnity escrow account remained in escrow until December 14, 1999, as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. No claims were made on the escrowed funds by the buyer. The escrowed funds plus interest, which totaled $714,647, were returned to the Partnership in December 1999. From the escrowed funds, the Partnership paid certain liabilities and it will hold the balance in reserve to cover the administrative expenses of the Partnership.

         Calvert County System

         On July 6, 1999, the Partnership sold the Calvert County System to a subsidiary of Jones Intercable for a sales price of $39,388,667. From the sale proceeds, the Partnership paid certain fees and expenses of the transaction, retained funds necessary to cover the administrative expenses of the Partnership and distributed a portion of the net sale proceeds of approximately $30,813,524 to the Partnership's partners of record as of the closing date of the sale of the Calvert County System. The limited partners, as a group, received $27,587,007 of this amount. This distribution to the limited partners gave the Partnership's limited partners an approximate return of $172 for each $500 limited partnership interest, or $344 for each $1,000 invested in the Partnership. Because at the time of the Calvert County System's sale, the distributions made to the limited partners from the Calvert County System sale and from prior sales of cable television systems returned to the limited partners more than 125 percent of the amounts originally contributed to the Partnership by the limited partners, Jones Intercable received a general partner distribution of $3,226,517 from the proceeds of the sale of the Calvert County System.

         Although the sale of the Calvert County System represented the sale of the only remaining operating asset of the Partnership, the Partnership will not be dissolved until the pending litigation relating to the Partnership has been resolved and terminated. (See Note 7.)

         Broward System

         On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $140,000,000. From the proceeds of the Broward System sale, the Venture repaid the outstanding balance on its credit facility, paid a brokerage fee to The Intercable Group, settled working capital adjustments and then distributed $95,708,056 to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 27 percent of the net sale proceeds, or $25,937,002. In April 1998, the Partnership distributed $25,484,569, its net sale proceeds, to its limited partners of record as of March 31, 1998 and the Partnership retained $452,433 for working capital purposes. Because the Broward System represented the only asset of the Venture, the Venture was liquidated and dissolved in October 1998.

         Central Illinois System

         On June 30, 1997, the Partnership sold the Central Illinois System to an unaffiliated party for a sales price of $20,005,280. The Partnership repaid $9,800,000 of the balance outstanding on its credit facility, paid a brokerage fee of $502,500 to The Intercable Group, settled working capital adjustments and distributed $9,547,500 of the sale proceeds to its limited partners in July 1997. Such distribution represented approximately $60 for each $500 limited partnership interest, or $120 for each $1,000 invested in the Partnership. Because the distributions to the limited partners from the sales of the Turnersville System in January 1997 and the Central Illinois System in June 1997 did not return 125 percent of the capital initially contributed to the Partnership by the limited partners, Jones Intercable did not receive a general partner distribution from the proceeds of the sale of the Central Illinois System.

         Turnersville System

         On January 10, 1997, the Partnership sold the Turnersville System to an unaffiliated party for a sales price of $84,500,000. From the sale proceeds, the Partnership repaid $57,387,500 of the balance outstanding on its credit facility, paid a brokerage fee of $2,112,500 to The Intercable Group, settled working capital adjustments and distributed $25,000,000 of the sale proceeds to its limited partners in July 1997. Such distribution represented approximately $156 for each $500 limited partnership interest, or $312 for each $1,000 invested in the Partnership. Because the $25,000,000 distribution to the limited partners did not return 125 percent of the capital initially contributed to the Partnership by the limited partners, Jones Intercable did not receive a general partner distribution from the proceeds of the sale of the Turnersville System.

         Contributed Capital

         The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contribution to partnership capital.

         The general partner purchased its interest in the Partnership by contributing $1,000 to partnership capital.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Investment in Cable Television Joint Venture

         The Partnership owned a 27 percent interest in the Venture through a capital contribution made in March 1988 of $18,975,000. The Venture acquired the Broward System in March 1988. The Venture reported net income of $83,036,505 in 1998, of which $22,599,271 was allocated to the Partnership, and the Partnership also received distributions totaling $25,937,002 from the Venture's sale of the Broward System. The Venture incurred a loss of $2,310,292 in 1997, of which $626,089 was allocated to the Partnership. The investment was accounted for on the equity method. The Venture sold the Broward System on March 31, 1998 and the Venture was liquidated and dissolved in October 1998.

         Property, Plant and Equipment

         Depreciation of property, plant and equipment was provided primarily using the straight-line method over the following estimated service lives:

Cable distribution systems                                 5 -  15 years
Equipment and tools                                        5 -   7 years
Office furniture and equipment                             3 -   5 years
Buildings                                                       30 years
Vehicles                                                   3 -   4 years

         Replacements, renewals and improvements were capitalized and maintenance and repairs were charged to expense as incurred.

         Property, plant and equipment and the corresponding accumulated depreciation were written off as certain assets become fully depreciated and were no longer in service.

         Intangible Assets

         Costs assigned to intangible assets were amortized using the straight-line method over the following remaining estimated useful lives:

Franchise costs                                            1 -  11 years
Costs in excess of interests in net assets purchased            29 years

         Revenue Recognition

         Subscriber prepayments were initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH JONES INTERCABLE AND AFFILIATES

         Brokerage Fees

         The Intercable Group performed brokerage services for the Partnership and the Venture. For brokering the Partnership's sales of the Buffalo System and the Naperville System, The Intercable Group earned fees totaling $665,125 and $563,647, respectively, or 2.5 percent of the respective sales prices, for the year ended December 31, 1999. For brokering the Venture's sale of the Broward System, The Intercable Group earned a $3,500,000 fee, or 2.5 percent of the sales price, for the year ended December 31, 1998. For brokering the Partnership's sales of the Turnersville System and the Central Illinois System, The Intercable Group earned fees totaling $2,112,500 and $502,500, respectively, or 2.5 percent of the respective sales prices, for the year ended December 31, 1997.

         Management Fees, Distribution Ratios and Reimbursements

         Jones Intercable managed the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, until the sale of its Calvert County System on July 6, 1999. Jones Intercable has not received and will not receive a management fee after July 6, 1999. Management fees for the years ended December 31, 1999, 1998 and 1997 were $477,637, $1,172,921 and
$1,332,112, respectively.

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

         The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements made to Jones Intercable by the Partnership for overhead and administrative expenses during the years ended December 31, 1999, 1998 and 1997 were $538,880, $1,471,663 and $1,526,293, respectively.

         The Partnership was charged interest during 1999 at an average interest rate of 7.18 percent on the amounts due to Jones Intercable, which approximated Jones Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Jones Intercable was $11,371, $3,728 and $2,783 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Payments to/from Affiliates for Programming Services

         The Partnership received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable until April 7, 1999 (see Note 1).

         Payments to Superaudio totaled $13,332, $39,430 and $40,647 in 1999, 1998 and 1997, respectively. Payments to Knowledge TV, Inc. totaled $11,871, $40,959 and $46,123 in 1999, 1998 and 1997, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $22,173 in 1997. Payments to Great American Country, Inc. totaled $11,573, $32,421 and $28,314 in 1999, 1998 and 1997, respectively.

         The Partnership received a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $17,583, $63,159 and $87,685 in 1999, 1998 and 1997, respectively.

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1999 and 1998, consisted of the following:

                                                 December 31,
                                            ------------------------
                                               1999          1998
                                            ----------  ------------

Cable distribution systems                  $ --        $ 88,196,420
Equipment and tools                           --           2,620,566
Office furniture and equipment                --             832,850
Buildings                                     --             199,109
Vehicles                                      --           1,111,342
Land                                          --              71,925
                                            ----------  ------------

                                              --          93,032,212
Less - accumulated depreciation               --         (57,669,712)
                                            ----------  ------------

                                            $ --        $ 35,362,500
                                            ==========  ============

(5)      DEBT
         ----

                                           December 31,
                                        -----------------------
Debt consisted of the following:         1999          1998
                                        ----------  -----------

Lending institutions-
    Revolving credit and term loan      $ --        $23,050,000
Capital lease obligations                 --            382,210
                                        ----------  -----------

                                        $ --        $23,432,210
                                        ==========  ===========

         The Partnership was a party to a revolving credit facility. The Partnership repaid $13,500,000 upon the closing of the sale of the Buffalo System on March 29, 1999, and it repaid the remaining balance of $10,350,000 upon the sale of the Naperville System on May 6, 1999. Interest on the revolving credit facility's outstanding balance was at the Partnership's option of the London Interbank Offered Rate plus 1.125 percent, the Certificate of Deposit Rate plus 1.25 percent or the Base Rate plus .125 percent.


(6)      INCOME TAXES
         ------------

         Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The federal and state income tax returns of the Partnership are prepared and filed by Jones Intercable.

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

         Taxable income (loss) reported to the partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income and the net income reported in the statements of operations.

(7)      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         Litigation Challenging Jones Intercable's Acquisition of the Calvert
         -----------------------------------------------------------------------
         County System
         -------------

         In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and
          ----------------------------------------------------------------------
Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc.
--------------------------------------------------------------------------------
and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund
--------------------------------------------------------------------------------
12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund
--------------------------------------------------------------------------------
14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil
------------------------------
Action No. 99-B-1508) ("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

         In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v.
          ----------------------------------------------------------------------
Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B,
--------------------------------------------------------------------------------
Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A,
--------------------------------------------------------------------------------
Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants
-----------------------------------------------------

(U.S. District Court, District of Colorado, Civil Action No. 99-WM-1702) ("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
                                            -------------

         In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones
          ----------------------------------------------------------------------
Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd.,
--------------------------------------------------------------------------------
Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and
--------------------------------------------------------------------------------
Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of
--------------------------------------------
Colorado, Civil Action No. 99-B-1778) ("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
    -------------

         Jones Intercable believes that the procedures followed by Jones Intercable in conducting the votes of the limited partners of the various partnerships on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County systems and the disclosures in the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were proper and complete, and Jones Intercable believes that the various sale transactions were fair because they were at prices determined by averaging three separate, independent appraisals of the various cable communications systems sold in accordance with the express provisions of the partnerships' limited partnership agreements. Jones Intercable intends to defend these lawsuits vigorously.

         In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact.

         Litigation Relating to Limited Partnership List Requests
         --------------------------------------------------------

         In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
--------------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

         Plaintiffs allege that certain of them formed a plan to acquire up to
4.9 percent of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs' leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

         Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information is presented below:


                                                                        Year Ended December 31,
                                                            ------------------------------------------
                                                                1999          1998             1997
                                                            ----------      ----------      ----------

Maintenance and repairs                                     $   85,583      $  286,265      $  346,054
                                                            ==========      ==========      ==========

Taxes, other than income and payroll taxes                  $   63,218      $  167,877      $  158,832
                                                            ==========      ==========      ==========

Advertising                                                 $   73,491      $  160,601      $  420,665
                                                            ==========      ==========      ==========

Depreciation of property, plant and equipment               $3,064,396      $7,706,654      $7,626,491
                                                            ==========      ==========      ==========

Amortization of intangible assets                           $  321,843      $  956,268      $2,485,144
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

         RALPH J. ROBERTS is Chairman of the General Partner's Board of Directors. Mr. Roberts served as Chairman of Jones Intercable, Inc.'s Board of Directors from April 1999 until its merger with the General Partner in March 2000. Mr. Roberts has served as a director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts has been the President and a director of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder, for more than five years. Mr. Roberts is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. Mr. Roberts is the father of Brian L. Roberts. He is 80 years old.

         BRIAN L. ROBERTS is President and a director of the General Partner. Mr. Roberts served as President and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Roberts has served as the President and as a director of Comcast Corporation for more than five years. Mr. Roberts also serves as Vice President and as a director of Sural Corporation. He also is a director of Comcast Cable Communications, Inc., Comcast LCI Holdings, Inc., At Home Corporation and The Bank of New York Company, Inc. Mr. Roberts is a son of Ralph J. Roberts. He is 40 years old.

         LAWRENCE S. SMITH is Executive Vice President and a director of the General Partner. Mr. Smith served as an Executive Vice President and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Smith has served as an Executive Vice President of Comcast Corporation since December 1995. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Smith is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 52 years old.

         STANLEY L. WANG is Executive Vice President and Secretary and a director of the General Partner. Mr. Wang served as Senior Vice President and Secretary and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Wang has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Wang also has served as Secretary of Comcast Corporation for more than five years. Mr. Wang is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 59 years old.

         JOHN R. ALCHIN is Executive Vice President and Treasurer of the General Partner. Mr. Alchin served as Senior Vice President and Treasurer and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Alchin has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Alchin also has served as Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 51 years old.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Each of the directors and executive officers of the General Partner were directors and executive officers of Jones Intercable prior to its merger with the General Partner on March 2, 2000. Jones Intercable was the general partner of the Partnership prior to March 2, 2000. These persons became directors and executive officers of Jones Intercable on April 7, 1999, the date Comcast acquired a controlling interest in Jones Intercable. These persons failed to file on a timely basis reports disclosing their ownership of limited partnership interests of the Partnership as required by Section 16(a) of the Securities Exchange Act of 1934. The reports, when filed, disclosed that these persons own no limited partnership interests of the Partnership.


                         ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to administer the financial, tax and legal affairs of the Partnership. Such personnel are employed by Comcast and, pursuant to the terms of the limited partnership agreement of the Partnership, the costs of such employment are charged by Comcast to the Partnership. See ITEM 13.


      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         As of December 31, 1999, no person or entity owned more than 5% of the limited partnership interests of the Partnership.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership reimburses its general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, accounting, legal and investor relations services. The Partnership will continue to reimburse its general partner for actual time spent on Partnership business by the employees of Comcast until the Partnership is liquidated and dissolved. During the year ended December 31, 1999, such reimbursements totaled $538,880.

         Prior to the sales of the Partnership's cable television systems, the Partnership paid a management fee to its general partner equal to 5% of the Partnership's gross revenues from system operations. During the year ended December 31, 1999, such management fees totaled $477,637. It is expected that the Partnership will never again pay management fees.

         An affiliate of Jones Intercable performed brokerage services for the Partnership in connection with the Partnership's sales of the Buffalo System and the Naperville System and was paid brokerage fees totaling $665,125 and $563,647, respectively, or 2.5% of the respective sale prices, during the year ended December 31, 1999. It is expected that the Partnership will never again pay brokerage fees.

         The Partnership is charged interest on amounts advanced by its general partner. The interest rate in 1999 was at an average of 7.18%, which approximated Jones Intercable's weighted average cost of borrowing. During the year ended December 31, 1999, such interest charges totaled $11,371.

         Prior to the sales of the Partnership's cable television systems, the Partnership paid programming service fees to affiliates of Jones Intercable. The amounts of such programming service fees paid to affiliates during 1999 were not material. It is expected that the Partnership will never again pay programming service fees.

                                    PART IV.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.    See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

     3.    The following exhibits are filed herewith:

     4.1 Limited Partnership Agreement for Cable TV Fund 14-A, Ltd. (incorporated by reference from the Partnership's Report on Form 10-K for the fiscal year ended December 31, 1987)

     27    Financial Data Schedule

(b)        Reports on Form 8-K

           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania.

                                       CABLE TV FUND 14-A, LTD.,
                                       a Colorado limited partnership
                                       By:    Comcast JOIN Holdings, Inc.,
                                              a Delaware corporation,
                                              its general partner


                                      By:     /s/ Brian L. Roberts
                                              ----------------------------------
                                              Brian L. Roberts
Dated:        March 22, 2000                  President; Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                      By:     /s/ Ralph J. Roberts
                                              ----------------------------------
                                              Ralph J. Roberts
Dated:        March 22, 2000                  Chairman; Director


                                      By:     /s/ Brian L. Roberts
                                              ----------------------------------
                                              Brian L. Roberts
                                              President; Director
Dated:        March 22, 2000                  (Principal Executive Officer)


                                      By:     /s/ Lawrence S. Smith
                                              ----------------------------------
                                              Lawrence S. Smith
Dated:        March 22, 2000                  Executive Vice President; Director


                                      By:     /s/ Stanley L. Wang
                                              ----------------------------------
                                              Stanley L. Wang
Dated:        March 22, 2000                  Executive Vice President;
                                              Secretary; Director


                                      By:     /s/ John R. Alchin
                                              ----------------------------------
                                              John R. Alchin
                                              Executive Vice President;Treasurer
Dated:        March 22, 2000                  (Principal Financial Officer)


                                      By:     /s/ Lawrence J. Salva
                                              ----------------------------------
                                              Lawrence J. Salva
                                              Senior Vice President
Dated:        March 22, 2000                  (Principal Accounting Officer)