Form 10-Q
period 2000-03-31
CABLE TV FUND 14-A LTD
filed 2000-05-15
CIK 810334

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000
                                      or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________

                        Commission File Number 0-15378

                           CABLE TV FUND 14-A, LTD.
-------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                            #84-1024657
-------------------------------------------------------------------------------
State of organization                                    I.R.S. employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                ------------------------------------------------
                     Address of principal executive office

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                          March 31,                December 31,
                              ASSETS                                         2000                      1999
                              ------                                     -------------             -------------
Cash                                                                     $   9,770,878             $  19,674,576

Interest receivable                                                             70,269                         -
                                                                         -------------             -------------

          Total assets                                                   $   9,841,147             $  19,674,576
                                                                         =============             =============


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

LIABILITIES:
  Advances from affiliates                                               $           -             $   6,205,737
  Accrued distribution to Jones Intercable                                           -                 3,226,517
  Accounts payable and accrued liabililities                                   837,700                 1,419,042
                                                                         -------------             -------------

          Total liabilities                                                    837,700                10,851,296
                                                                         -------------             -------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                         1,000                     1,000
     Accumulated earnings                                                    5,476,379                 5,431,337
     Distribution                                                           (3,226,517)               (3,226,517)
                                                                         -------------             -------------

                                                                             2,250,862                 2,205,820
                                                                         -------------             -------------

Limited Partners-
  Net contributed capital (160,000 units outstanding
    at March 31, 2000 and December 31, 1999)                                68,722,000                68,722,000
  Accumulated earnings                                                      47,710,137                47,575,012
  Distributions                                                           (109,679,552)             (109,679,552)
                                                                         -------------             -------------

                                                                             6,752,585                 6,617,460
                                                                         -------------             -------------

          Total liabilities and partners' capital                        $   9,841,147             $  19,674,576
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

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                                 For the Three Months Ended
                                                                                         March 31,
                                                                              ----------------------------------
                                                                                2000                    1999
                                                                              --------               -----------
REVENUES                                                                      $      -               $ 6,037,128

COSTS AND EXPENSES:
  Operating expenses                                                                 -                 3,881,538
  Management fees and allocated overhead
    from Jones Intercable                                                            -                   652,301
  Depreciation and amortization                                                      -                 2,267,740
                                                                              --------               -----------

OPERATING LOSS                                                                       -                  (764,451)
                                                                              --------               -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                                   -                  (385,069)
  Interest income                                                              231,352                     7,603
  Gain on sale of cable television system                                            -                15,864,241
  Other, net                                                                   (51,185)                 (440,567)
                                                                              --------               -----------

          Total other income (expense), net                                    180,167                15,046,208
                                                                              --------               -----------

NET INCOME                                                                    $180,167               $14,281,757
                                                                              ========               ===========

ALLOCATION OF NET INCOME:
  General Partner                                                             $ 45,042               $    24,635
                                                                              ========               ===========

  Limited Partners                                                            $135,125               $14,257,122
                                                                              ========               ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT                                       $   0.84               $     89.11
                                                                              ========               ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                160,000                   160,000
                                                                              ========               ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                           -------------------------------------
                                                                               2000                     1999
                                                                           -----------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   180,167              $ 14,281,757
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
          Depreciation and amortization                                              -                 2,267,740
          Gain on sale of cable television systems                                   -               (15,864,241)
          Decrease in trade receivables, net                                         -                   128,501
          Decrease (increase) in deposits, prepaid expenses
            and other assets                                                   (70,269)                  175,403
          Decrease in accounts payable and
            accrued liabilities and subscriber prepayments                    (581,342)                 (526,685)
          Decrease in advances from affiliates                              (6,205,737)                 (365,829)
                                                                           -----------              ------------

          Net cash provided by (used in) operating activities               (6,677,181)                   96,646
                                                                           -----------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                            -                (1,023,221)
  Proceeds from sale of cable television system, net of
    brokerage fees and escrow                                                        -                24,739,875
                                                                           -----------              ------------

          Net cash provided by investing activities                                  -                23,716,654
                                                                           -----------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                           -                   800,000
  Repayment of debt                                                                  -               (13,747,140)
  Distribution to Jones Intercable                                          (3,226,517)                        -
                                                                           -----------              ------------

          Net cash used in financing activities                             (3,226,517)              (12,947,140)
                                                                           -----------              ------------

Increase (decrease) in cash                                                 (9,903,698)               10,866,160

Cash, beginning of period                                                   19,674,576                   357,145
                                                                           -----------              ------------

Cash, end of period                                                        $ 9,770,878              $ 11,223,305
                                                                           ===========              ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                            $    11,371              $    583,736
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

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at March 31, 2000 and December 31, 1999 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 2000 and 1999.

     The Partnership has sold all of its cable television systems. The Partnership will not be dissolved until after the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements made to the general partner by the Partnership for overhead and administrative expenses for the three month periods ended March 31, 2000 and 1999 were $36,575 and $350,445, respectively.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership has sold all of its cable television systems. The Partnership will be dissolved after the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

RESULTS OF OPERATIONS
---------------------

     The Partnership has sold all of its cable television systems and a discussion of results of operations would not be meaningful. Other expense of $51,185 incurred in the first quarter of 2000 related to various costs associated with the administration of the Partnership.

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


                                        CABLE TV FUND 14-A, LTD.
                                        BY:  COMCAST JOIN HOLDINGS, INC.
                                             General Partner



                                        By:  /S/ Lawrence J. Salva
                                             ----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)



Dated: May 15, 2000