Form 10-Q
period 2000-06-30
CABLE TV FUND 14-A LTD
filed 2000-08-11
CIK 810334

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x]     Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2000
[ ]     Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from _________ to ___________

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

                                (215) 665-1700
                                --------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                               No
    ----                                                                 ----

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                           June 30,                   December 31,
                               ASSETS                                        2000                         1999
                               ------                                ----------------------      -----------------------
Cash                                                                 $            9,426,691      $            19,674,576
                                                                     ----------------------      -----------------------
          Total assets                                               $            9,426,691      $            19,674,576
                                                                     ======================      =======================

                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------
LIABILITIES:
  Advances from affiliates                                           $                    -      $             6,205,737
  Accrued distribution to Jones Intercable                                                -                    3,226,517
  Accounts payable and accrued liabilities                                          328,030                    1,419,042
                                                                     ----------------------      -----------------------
          Total liabilities                                                         328,030                   10,851,296
                                                                     ----------------------      -----------------------
PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                              1,000                        1,000
     Distribution                                                                (3,226,517)                  (3,226,517)
     Accumulated earnings                                                         5,500,182                    5,431,337
                                                                     ----------------------      -----------------------
                                                                                  2,274,665                    2,205,820
                                                                     ----------------------      -----------------------
Limited Partners-
  Net contributed capital (160,000 units outstanding
    at June 30, 2000 and December 31, 1999)                                      68,722,000                   68,722,000
  Distributions                                                                (109,679,552)                (109,679,552)
  Accumulated earnings                                                           47,781,548                   47,575,012
                                                                     ----------------------      -----------------------
                                                                                  6,823,996                    6,617,460
                                                                     ----------------------      -----------------------
          Total liabilities and partners' capital                    $            9,426,691      $            19,674,576
                                                                     ======================      =======================


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                           For the Three Months Ended                  For the Six Months Ended
                                                                    June 30,                                   June 30,
                                                     ----------------------------------------  -------------------------------------
                                                            2000                 1999                 2000                 1999
                                                     -------------------  -------------------  -------------------  ---------------
REVENUES                                             $                 -  $         3,355,354  $                 -  $     9,392,482

COSTS AND EXPENSES:
  Operating expenses                                                   -            2,992,012                    -        6,873,550
  Management fees and allocated overhead
    from Jones Intercable                                              -              320,157                    -          972,458
  Depreciation and amortization                                        -            1,073,124                    -        3,340,864
                                                     -------------------  -------------------  -------------------  ---------------
OPERATING LOSS                                                         -           (1,029,939)                   -       (1,794,390)
                                                     -------------------  -------------------  -------------------  ---------------

OTHER INCOME (EXPENSE):
  Interest expense                                                     -             (140,232)                   -         (525,301)
  Interest income                                                152,688               25,603              384,040           33,211
  Gain on sales of cable television systems                            -            8,560,194                    -       24,424,435
  Other, net                                                     (57,474)            (191,008)            (108,659)        (631,580)
                                                     -------------------  -------------------  -------------------  ---------------
          Total other income (expense), net                       95,214            8,254,557              275,381       23,300,765
                                                     -------------------  -------------------  -------------------  ---------------
NET INCOME                                           $            95,214  $         7,224,618  $           275,381  $    21,506,375
                                                     ===================  ===================  ===================  ===============

ALLOCATION OF NET INCOME:
  General Partner                                    $            23,803  $                 -  $            68,845  $        24,635
                                                     ===================  ===================  ===================  ===============
  Limited Partners                                   $            71,411  $         7,224,618  $           206,536  $    21,481,740
                                                     ===================  ===================  ===================  ===============

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                   $              0.45  $             45.15  $              1.29  $        134.26
                                                     ===================  ===================  ===================  ===============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                              160,000              160,000              160,000          160,000
                                                     ===================  ===================  ===================  ===============


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                     ---------------------------------------------------
                                                                             2000                         1999
                                                                     ----------------------      -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $              275,381      $            21,506,375
  Adjustments to reconcile net income to net cash
    used in operating activities:
          Depreciation and amortization                                                   -                    3,340,864
          Gain on sales of cable television systems                                       -                  (24,424,435)
          Decrease in trade receivables, net                                              -                      243,812
          Increase in deposits, prepaid expenses
            and other assets                                                              -                     (193,161)
          Decrease in accounts payable and
            accrued liabilities and subscriber prepayments                       (1,091,012)                    (595,125)
          Decrease in advances from affiliates                                   (6,205,737)                    (365,829)
                                                                     ----------------------      -----------------------
          Net cash used in operating activities                                  (7,021,368)                    (487,499)
                                                                     ----------------------      -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                                 -                   (1,340,531)
  Proceeds from sales of cable television systems, net of
    brokerage fees and escrow proceeds                                                    -                   46,468,875
                                                                     ----------------------      -----------------------
          Net cash provided by investing activities                                       -                   45,128,344
                                                                     ----------------------      -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                -                      800,000
  Repayment of debt                                                                       -                  (24,088,688)
  Distributions to limited partners                                                       -                  (20,874,000)
  Distribution to Jones Intercable                                               (3,226,517)                           -
                                                                     ----------------------      -----------------------
          Net cash used in financing activities                                  (3,226,517)                 (44,162,688)
                                                                     ----------------------      -----------------------

Increase (decrease) in cash                                                     (10,247,885)                     478,157

Cash, beginning of period                                                        19,674,576                      357,145
                                                                     ----------------------      -----------------------
Cash, end of period                                                  $            9,426,691      $               835,302
                                                                     ======================      =======================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                      $               11,371      $               653,835
                                                                     ======================      =======================

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at June 30, 2000 and December 31, 1999, its Statements of Operations for the three and six month periods ended June 30, 2000 and 1999 and its Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

        The Partnership has sold all of its cable television systems. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. The General Partner cannot predict when the Partnership will be dissolved.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On July 28, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements made to the general partner by the Partnership for administrative expenses for the three and six month periods ended June 30, 2000 were $25,337 and $61,912, respectively, compared to $152,389 and $502,834, respectively for the similar 1999 periods.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

        The only asset of the Partnership is its cash on hand, a portion of which is being held in reserve to pay the Partnership's administrative and legal expenses until the Partnership is dissolved and a portion of which is expected to be distributed to the Partnership's partners before year end. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. The General Partner cannot predict when the Partnership will be dissolved.

RESULTS OF OPERATIONS
---------------------

        The Partnership has sold all of its cable television systems and a discussion of results of operations would not be meaningful. Interest income during the first six months of 2000 totaling $384,040 was earned on the cash balance on hand. Other expense of $108,659 incurred in the first six months of 2000 related to various costs associated with the administration of the Partnership.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         Comcast Cable Communications, Inc. (as successor-in-interest to Jones Intercable, Inc.), each of its subsidiaries that serve as general partners of its managed cable partnerships and most of its managed cable partnerships, including the Partnership, are named defendants in a case captioned Everest
                                                                    -------
Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC, KM
-----------------------------------------------------------------------------
Investments, LLC and KH Financial, Inc., plaintiffs v. Jones Intercable, Inc.,
------------------------------------------------------------------------------
et al., defendants (Superior Court, Los Angeles County, State of California,
------------------
Case No. BC 213632), which was first filed in July 1999.

         Plaintiffs allege that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, the defendants filed demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers to each cause of action on the grounds of uncertainty, but permitted the plaintiffs to amend their complaint to attempt to cure the deficiencies in the pleadings that caused the Court to sustain the demurrers. The plaintiffs filed their first amended complaint in January 2000. In March 2000, the defendants filed demurrers to the plaintiffs' first amended complaint and a hearing on the matter was held in April 2000. In May 2000, the Court issued a ruling that sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, LLC, and it sustained the defendants' demurrers with leave to amend as to plaintiff KM Investments, LLC, and KM Investments, LLC has filed a second amended complaint to attempt to cure the deficiencies in the pleadings. Plaintiffs have stated an intention to appeal the rulings sustaining the demurrers to the first amended complaint.

         Discovery in the case also has begun, and the defendants have responded to the plaintiffs' first set of interrogatories and to the plaintiffs' first demand for the production of documents. Comcast Cable Communications, Inc. believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and Comcast Cable Communications, Inc. intends to defend this lawsuit vigorously.


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


                                        CABLE TV FUND 14-A, LTD.
                                        BY:  COMCAST CABLE COMMUNICATIONS, INC.
                                             General Partner



                                        By: /S/ Lawrence J. Salva
                                            -----------------------------------
                                            Lawrence J. Salva
                                            Senior Vice President
                                            (Principal Accounting Officer)






Dated: August 11, 2000