Form 10-Q
period 2000-09-30
CABLE TV FUND 14-A LTD
filed 2000-11-14
CIK 810334

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
                               ------------------
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ________________

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                        September 30,               December 31,
                               ASSETS                                        2000                       1999
                               ------                                ---------------------      ----------------------
Cash                                                                 $           9,513,885      $           19,674,576
                                                                     ---------------------      ----------------------

          Total assets                                               $           9,513,885      $           19,674,576
                                                                     =====================      ======================


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

LIABILITIES:
  Advances from affiliates                                           $                   -      $            6,205,737
  Accrued distribution to Jones Intercable                                               -                   3,226,517
  Accounts payable and accrued liabilities                                         288,040                   1,419,042
                                                                     ---------------------      ----------------------

          Total liabilities                                                        288,040                  10,851,296
                                                                     ---------------------      ----------------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                             1,000                       1,000
     Distribution                                                               (3,226,517)                 (3,226,517)
     Accumulated earnings                                                        5,531,978                   5,431,337
                                                                     ---------------------      ----------------------

                                                                                 2,306,461                   2,205,820
                                                                     ---------------------      ----------------------

Limited Partners-
  Net contributed capital (160,000 units outstanding
    at September 30, 2000 and December 31, 1999)                                68,722,000                  68,722,000
  Distributions                                                               (109,679,552)               (109,679,552)
  Accumulated earnings                                                          47,876,936                  47,575,012
                                                                     ---------------------      ----------------------

                                                                                 6,919,384                   6,617,460
                                                                     ---------------------      ----------------------

          Total liabilities and partners' capital                    $           9,513,885      $           19,674,576
                                                                     =====================      ======================


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                       For the Three Months Ended                 For the Nine Months Ended
                                                             September 30,                              September 30,
                                               -----------------------------------------  -----------------------------------------

                                                      2000                 1999                  2000                 1999
                                               -------------------  --------------------  -------------------  --------------------

REVENUES                                       $                 -  $            160,249  $                 -  $          9,552,731

COSTS AND EXPENSES:
  Operating expenses                                             -               133,567                    -             7,007,117
  Management fees and allocated overhead
    from Jones Intercable                                        -                 8,013                    -               980,471
  Depreciation and amortization                                  -                45,375                    -             3,386,239
                                               -------------------  --------------------  -------------------  --------------------

OPERATING LOSS                                                   -               (26,706)                   -            (1,821,096)
                                               -------------------  --------------------  -------------------  --------------------

OTHER INCOME (EXPENSE):
  Interest expense                                               -                (2,316)                   -              (527,617)
  Interest income                                          159,527               381,412              543,567               414,623
  Gain on sales of cable television systems                      -            27,774,482                    -            52,198,917
  Other, net                                               (32,343)             (225,903)            (141,002)             (857,483)
                                               -------------------  --------------------  -------------------  --------------------

          Total other income (expense), net                127,184            27,927,675              402,565            51,228,440
                                               -------------------  --------------------  -------------------  --------------------

NET INCOME                                     $           127,184  $         27,900,969  $           402,565  $         49,407,344
                                               ===================  ====================  ===================  ====================

ALLOCATION OF NET INCOME:
  General Partner                              $            31,796  $          5,341,112  $           100,641  $          5,365,747
                                               ===================  ====================  ===================  ====================

  Limited Partners                             $            95,388  $         22,559,857  $           301,924  $         44,041,597
                                               ===================  ====================  ===================  ====================

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                             $              0.60  $             141.00  $              1.89  $             275.26
                                               ===================  ====================  ===================  ====================

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                        160,000               160,000              160,000               160,000
                                               ===================  ====================  ===================  ====================


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                     -------------------------------------------------

                                                                             2000                       1999
                                                                     ---------------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $             402,565      $           49,407,344
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
          Depreciation and amortization                                                  -                   3,386,239
          Gain on sales of cable television systems                                      -                 (52,198,917)
          Decrease in trade receivables, net                                             -                     454,788
          Decrease in deposits, prepaid expenses
            and other assets                                                             -                     463,177
          Decrease in accounts payable and
            accrued liabilities and subscriber prepayments                      (1,131,002)                 (1,026,024)
          Decrease in advances from affiliates                                  (6,205,737)                   (127,152)
                                                                     ---------------------      ----------------------

          Net cash provided by (used in) operating activities                   (6,934,174)                    359,455
                                                                     ---------------------      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                                -                  (1,340,531)
  Proceeds from sales of cable television systems, net of
    brokerage fees and escrow proceeds                                                   -                  85,414,770
                                                                     ---------------------      ----------------------

          Net cash provided by investing activities                                      -                  84,074,239
                                                                     ---------------------      ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                               -                     800,000
  Repayment of debt                                                                      -                 (24,232,210)
  Distributions to limited partners                                                      -                 (20,874,000)
  Distribution to Jones Intercable                                              (3,226,517)                          -
                                                                     ---------------------      ----------------------

          Net cash used in financing activities                                 (3,226,517)                (44,306,210)
                                                                     ---------------------      ----------------------

Increase (decrease) in cash                                                    (10,160,691)                 40,127,484

Cash, beginning of period                                                       19,674,576                     357,145
                                                                     ---------------------      ----------------------

Cash, end of period                                                  $           9,513,885      $           40,484,629
                                                                     =====================      ======================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                      $              11,371      $              739,858
                                                                     =====================      ======================

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 14-A, Ltd. (the "Partnership") at September 30, 2000 and December 31, 1999, its Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 and its Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

     The Partnership has sold all of its cable television systems. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership.
References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements made to the general partner by the Partnership for overhead and administrative expenses for the three and nine month periods ended September 30, 2000 were $23,355 and $85,267, respectively, compared to $17,914 and $520,748, respectively for the similar 1999 periods.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

        The only asset of the Partnership is its cash on hand, a portion of which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved and a portion of which is expected to be distributed to the Partnership's partners in 2001. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

RESULTS OF OPERATIONS
---------------------

        The Partnership has sold all of its cable television systems and a discussion of results of operations would not be meaningful. Interest income during the first nine months of 2000 totaling $543,567 was earned on the cash balance on hand. Other expense of $141,002 incurred in the first nine months of 2000 related to various costs associated with the administration of the Partnership.

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






Dated: November 14, 2000