Form 10-K405
period 2000-12-31
CABLE TV FUND 14-A LTD
filed 2001-03-29
CIK 810334

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number:    0-15378

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
            (Exact name of registrant as specified in its charter)

     Colorado                                             84-1024657
     --------                                             ----------
(State of Organization)                        (IRS Employer Identification No.)

c/o Comcast Corporation, 1500 Market Street,
--------------------------------------------
Philadelphia, Pennsylvania  19102-2148                        (215) 665-1700
--------------------------------------                        ---------------
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

     Yes     X                                                 No ___
            ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: [Not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.        X
                                         -----



                  DOCUMENTS INCORPORATED BY REFERENCE:  None

     This Annual Report on Form 10-K is for the year ending December 31, 2000. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


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

     New General Partner. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), an indirect wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.


                              ITEM 2.  PROPERTIES
                              -------------------

     As of December 31, 2000, the Partnership did not own any cable television systems.


                          ITEM 3.  LEGAL PROCEEDINGS
                          --------------------------

Litigation Challenging Jones Intercable's Acquisition of the Calvert County
System

     In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG
-------------------------------------------------------------------------
Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R.
--------------------------------------------------------------------------------
Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable
--------------------------------------------------------------------------------
TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.,
--------------------------------------------------------------------------
nominal defendants (U.S. District Court, District of Colorado, Civil Action No.
------------------
99-B-1508) ("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

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

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact. During 2000, the District Court denied Jones Intercable's pending motions to dismiss these cases, and, in February 2001, a scheduling conference was held among the parties to this litigation at which the District Court set deadlines for the various activities in these cases. No discovery has yet occurred, but discovery is expected to begin in 2001 and continue into 2002.

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

Litigation Relating to Limited Partnership List Requests

     In July 1999, Jones Intercable, each of its subsidiaries that served as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632). In March 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast Corporation. In August 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., an indirect wholly owned subsidiary of Comcast Corporation. As a result of these transactions, Jones Intercable no longer exists and Comcast Cable Communications, Inc. is now the general partner or the parent of the managing general partner of each of the defendant partnerships.

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

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. By a stipulation of the parties entered by the Court in July 2000, the claims of KM Investments were stayed and a final judgment as to claims of the other plaintiffs were entered, thereby facilitating an appeal in the action without the need for pretrial, and potentially trial, proceedings as to KM Investments alone. In August 2000, all plaintiffs except KM Investments filed a notice of appeal of the judgment of the Court. Briefing in that appeal, which is to the California State Court of Appeal for the Second Appellate District, is now underway. The appellants' brief was filed in January 2001 and respondents' responsive brief was filed in March 2001. Appellants now have the opportunity to file a reply brief and the Court of Appeal will schedule an oral argument on the matter.

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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------

     None.


                                   PART II.
                                   --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 2000, the number of equity security holders in the Partnership was 11,234.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                      For the Year Ended December 31,
                                           --------------------------------------------------------------------------------
Cable TV Fund 14-A, Ltd.                         2000             1999              1998              1997          1996
-----------------------------------------  ----------      -----------       -----------       -----------      -----------
Revenues                                   $        -      $ 9,552,731       $23,458,429       $26,642,247      $47,808,719
Depreciation and Amortization                       -        3,386,239         8,662,922        10,111,635       14,627,726
Operating Loss                                      -       (1,821,096)       (3,048,163)       (2,713,383)        (397,890)
Equity in Net Income (Loss) of
  Cable Television Joint Venture                    -                -        22,599,271          (626,089)        (815,252)
Net Income (Loss)                             433,536       49,772,176/(a)/   18,214,158/(b)/   62,735,041/(c)/  (7,371,183)
Net Income (Loss) per Limited
  Partnership Unit                               2.03           276.97/(a)/       113.54/(b)/       387.70/(c)/      (45.61)
Weighted Average Number of
  Limited Partnership Units Outstanding       160,000          160,000           160,000           160,000          160,000
General Partner's Capital (Deficit)         2,314,204        2,205,820           (24,635)          (72,389)        (776,152)
Limited Partners' Capital (Deficit)         6,942,612        6,617,460        11,949,739        19,267,904       (8,215,874)
Total Assets                                9,955,311       19,839,463        38,472,721        44,982,801       79,343,054
Debt                                                -                -        23,432,210        22,773,095       85,424,507
Advances from Affiliates                       40,656        6,205,737           365,829           489,313          352,232

(a) Net income resulted primarily from the sales of the cable television system serving Buffalo, Minnesota (the "Buffalo System") in March 1999, the cable television system serving Naperville, Illinois (the "Naperville System") in May 1999 and the cable television system serving Calvert County, Maryland (the "Calvert County System") in July 1999 by Cable TV Fund 14-A, Ltd.

(b) Net income resulted primarily from the sale of the cable television system serving Broward County, Florida (the "Broward System") in March 1998 by Cable TV Fund 14-A/B Venture.

(c) Net income resulted primarily from the sales of the cable television system serving Turnersville, New Jersey (the "Turnersville System") in January 1997 and the cable television system serving areas in central Illinois (the "Central Illinois System") in June 1997 by Cable TV Fund 14-A, Ltd.


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

FINANCIAL CONDITION
-------------------

     The Partnership sold its Buffalo System in March 1999, its Naperville System in May 1999 and its Calvert County System in July 1999, which represented its remaining operating assets. The only assets of the Partnership at December 31, 2000 was its cash on hand of approximately $9,904,000 and interest receivable of approximately $51,000. A portion of the Partnership's cash balance is being held in reserve to pay the administrative expenses of the Partnership until the Partnership is dissolved. The Partnership distributed $7,500,000 of its cash on hand to its partners on March 15, 2001. The limited partners received $5,625,000 and the General Partner received a general partner distribution of $1,875,000.

     Taking into account all distributions that had been made at December 31, 2000, the Partnership's limited partners have received approximately $686 for each $500 limited partnership interest, or $1,372 for each $1,000 invested in the Partnership.

RESULTS OF OPERATIONS
---------------------

     The Partnership has sold all of its cable television systems and therefore, a full discussion of the results of operations would not be meaningful.
Interest income incurred in 2000 totaling $699,961 was earned on the cash balance on hand. Other expense of $266,425 incurred in 2000 related to various costs associated with the administration of the Partnership.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership for the years ended December 31, 2000 and 1999 follow.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Partners of Cable TV Fund 14-A, Ltd.:

     We have audited the accompanying balance sheets of CABLE TV FUND 14-A, LTD. (a Colorado limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.







Denver, Colorado,
February 23, 2001.

                           CABLE TV FUND 14-A, LTD.
                           -----------------------
                            (A Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                                           December 31,
                                                                              ---------------------------------------

                                   ASSETS                                           2000                  1999
                                   ------
                                                                              ------------------    -----------------
Cash                                                                          $       9,904,418     $     19,674,576

Interest receivable                                                                      50,893              164,887
                                                                              ------------------    -----------------

          Total assets                                                        $       9,955,311     $     19,839,463
                                                                              ==================    =================


                      LIABILITIES AND PARTNERS' CAPITAL
                      ---------------------------------

LIABILITIES:
  Advances from affiliates                                                    $          40,656     $      6,205,737
  Accrued distribution to Jones Intercable                                                    -            3,226,517
  Accounts payable and accrued liabilities                                              657,839            1,583,929
                                                                              ------------------    -----------------

          Total liabilities                                                             698,495           11,016,183
                                                                              ------------------    -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

PARTNERS' CAPITAL:
  General Partner-
     Contributed capital                                                                  1,000                1,000
     Distribution                                                                    (3,226,517)          (3,226,517)
     Accumulated earnings                                                             5,539,721            5,431,337
                                                                              ------------------    -----------------

                                                                                      2,314,204            2,205,820
                                                                              ------------------    -----------------

Limited Partners-
  Net contributed capital (160,000 units outstanding
    at  December 31, 2000 and 1999)                                                  68,722,000           68,722,000
  Distributions                                                                    (109,679,552)        (109,679,552)
  Accumulated earnings                                                               47,900,164           47,575,012
                                                                              ------------------    -----------------

                                                                                      6,942,612            6,617,460
                                                                              ------------------    -----------------

          Total liabilities and partners' capital                             $       9,955,311     $     19,839,463
                                                                              ==================    =================

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                           CABLE TV FUND 14-A, LTD.
                           -----------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                     Year Ended December 31,
                                                                        --------------------------------------------------

                                                                             2000              1999             1998
                                                                        ---------------   ---------------  ---------------
REVENUES                                                                $            -    $    9,552,731   $   23,458,429

COSTS AND EXPENSES:
  Operating expenses                                                                 -         7,007,117       15,199,086
  Management fees and allocated overhead
    from Jones Intercable                                                            -           980,471        2,644,584
  Depreciation and amortization                                                      -         3,386,239        8,662,922
                                                                        ---------------   ---------------  ---------------

OPERATING LOSS                                                                       -        (1,821,096)      (3,048,163)
                                                                        ---------------   ---------------  ---------------

OTHER INCOME (EXPENSE):
  Interest expense                                                                   -          (466,398)      (1,641,112)
  Interest income                                                              699,961           899,480            5,178
  Gain on sales of cable television systems                                          -        52,198,917                -
  Other, net                                                                  (266,425)       (1,038,727)         298,984
                                                                        ---------------   ---------------  ---------------

          Total other income (expense), net                                    433,536        51,593,272       (1,336,950)
                                                                        ---------------   ---------------  ---------------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME
   OF CABLE TELEVISION JOINT VENTURE                                           433,536        49,772,176       (4,385,113)

EQUITY IN NET INCOME OF CABLE
   TELEVISION JOINT VENTURE                                                          -                 -       22,599,271
                                                                        ---------------   ---------------  ---------------

NET INCOME                                                              $      433,536    $   49,772,176   $   18,214,158
                                                                        ===============   ===============  ===============


ALLOCATION OF NET INCOME:
  General Partner                                                       $      108,384    $    5,456,972   $       47,754
                                                                        ===============   ===============  ===============

  Limited Partners                                                      $      325,152    $   44,315,204   $   18,166,404
                                                                        ===============   ===============  ===============

NET INCOME PER LIMITED PARTNERSHIP UNIT                                 $         2.03    $       276.97   $       113.54
                                                                        ===============   ===============  ===============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                160,000           160,000          160,000
                                                                        ===============   ===============  ===============

                The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                             (A Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    -----------------------------------------

                                                                                     Year Ended December 31,
                                                                        --------------------------------------------------

                                                                             2000              1999             1998
                                                                        ---------------   ---------------  ---------------
GENERAL PARTNER:
     Balance, beginning of year                                            $ 2,205,820      $    (24,635)    $    (72,389)
     Net income for year                                                       108,384         5,456,972           47,754
     Distribution                                                                    -        (3,226,517)               -
                                                                        ---------------   ---------------  ---------------

     Balance, end of year                                                  $ 2,314,204      $  2,205,820     $    (24,635)
                                                                        ===============   ===============  ===============

LIMITED PARTNERS:
     Balance, beginning of year                                            $ 6,617,460      $ 11,949,739     $ 19,267,904
     Net income for year                                                       325,152        44,315,204       18,166,404
     Distributions                                                                   -       (49,647,483)     (25,484,569)
                                                                        ---------------   ---------------  ---------------

     Balance, end of year                                                  $ 6,942,612      $  6,617,460     $ 11,949,739
                                                                        ===============   ===============  ===============

                The accompanying notes to financial statements
                   are an integral part of these statements.

                           CABLE TV FUND 14-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                               Year Ended December 31,
                                                                  --------------------------------------------------

                                                                       2000             1999              1998
                                                                  ---------------  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 433,536     $ 49,772,176      $ 18,214,158
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
          Depreciation and amortization                                        -        3,386,239         8,662,922
          Equity in net income of cable television joint venture               -                -       (22,599,271)
          Gain on sales of cable television systems                            -      (52,198,917)                -
          Decrease in trade receivables, net                                   -          454,788           476,584
          Decrease in interest receivable, deposits,
            prepaid expenses and other assets                            113,994        2,399,227           627,811
          Increase (decrease) in accounts payable and
            accrued liabilities and subscriber prepayments              (926,090)      (1,330,536)          224,700
          Increase (decrease) in advances from affiliates             (6,165,081)       5,839,908          (123,484)
                                                                  ---------------  ---------------   ---------------

          Net cash (used in) provided by operating activities         (6,543,641)       8,322,885         5,483,420
                                                                  ---------------  ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                      -       (1,340,531)       (6,600,855)
  Proceeds from sales of cable television systems, net of
    brokerage fees and escrow proceeds                                         -       85,414,770                 -
  Distributions from Joint Venture                                             -                -        25,937,002
                                                                  ---------------  ---------------   ---------------

          Net cash provided by investing activities                            -       84,074,239        19,336,147
                                                                  ---------------  ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     -          800,000         1,694,890
  Repayment of debt                                                            -      (24,232,210)       (1,035,775)
  Distributions to limited partners                                            -      (49,647,483)      (25,484,569)
  Distribution to Jones Intercable                                    (3,226,517)               -                 -
                                                                  ---------------  ---------------   ---------------

          Net cash used in financing activities                       (3,226,517)     (73,079,693)      (24,825,454)
                                                                  ---------------  ---------------   ---------------

Increase (decrease) in cash                                           (9,770,158)      19,317,431            (5,887)

Cash, beginning of year                                               19,674,576          357,145           363,032
                                                                  ---------------  ---------------   ---------------

Cash, end of year                                                    $ 9,904,418     $ 19,674,576       $   357,145
                                                                  ===============  ===============   ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                      $   23,502      $    678,639       $ 1,642,848
                                                                  ===============  ===============   ===============
NON-CASH TRANSACTION:
  Accrued distribution to Jones Intercable                           $        -      $  3,226,517       $         -
                                                                  ===============  ===============   ===============

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

     Formation of Joint Venture
     --------------------------

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

     New General Partner
     -------------------

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), an indirect wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

     Cable Television System Acquisitions
     ------------------------------------

     The Partnership acquired the cable television systems serving certain areas in and around the communities of Turnersville, New Jersey (the "Turnersville System"); Buffalo, Minnesota (the "Buffalo System"); Naperville, Illinois (the "Naperville System"); and Calvert County, Maryland (the "Calvert County System") in 1987. In 1991, the Partnership purchased additional cable television systems serving certain communities in rural central Illinois (the "Central Illinois System"). All of these cable television systems have been sold.

     Cable Television System Sales by the Partnership and the Venture
     ----------------------------------------------------------------

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

     The $696,000 of sale proceeds placed in an interest-bearing indemnity escrow account remained in escrow until December 14, 1999, as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. No claims were made on the escrowed funds by the buyer. The escrowed funds plus interest, which totaled $714,647, were returned to the Partnership in December 1999. From the escrowed funds, the Partnership paid certain liabilities and it held the balance in reserve to cover the administrative expenses of the Partnership.

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

     Broward System
     --------------

     On March 31, 1998, the Venture sold the Broward System to an unaffiliated third party for $140,000,000. From the proceeds of the Broward System sale, the Venture repaid the outstanding balance on its credit facility, paid a brokerage fee to The Intercable Group, settled working capital adjustments and then distributed $95,708,056 to the two constituent partnerships of the Venture in proportion to their ownership interests in the Venture. Accordingly, the Partnership received 27 percent of the net sale proceeds, or $25,937,002. In April 1998, the Partnership distributed $25,484,569 of its net sale proceeds to its limited partners of record as of March 31, 1998 and the Partnership retained $452,433 for working capital purposes. The Venture was liquidated and dissolved in October 1998.

     Taking into account all distributions that had been made at December 31, 2000, the Partnership's limited partners have received approximately $ 686 for each $500 limited partnership interest, or $1,372 for each $1,000 invested in the Partnership.

     Contributed Capital
     -------------------

     The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficit). No limited partner is obligated to make any additional contribution to partnership capital.

     Jones Intercable purchased its general partner interest in the Partnership by contributing $1,000 to partnership capital. Comcast Cable now owns this general partner interest.

     All profits and losses of the Partnership were allocated 99 percent to the limited partners and 1 percent to the general partner, except for income or gain from the sale or disposition of cable television properties, which were allocated to the partners based upon the formula set forth in the partnership agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Accounting Records
     ------------------

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The Partnership's tax returns are also prepared on the accrual basis.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Cash and Cash Equivalents
     -------------------------

     For purposes of the Statements of Cash Flows, the Partnership considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Reclassifications
     -----------------

     Certain prior year amounts were reclassified to conform to the 2000 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Brokerage Fees
     --------------

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

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     Jones Intercable managed the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, until the sale of its Calvert County System on July 6, 1999. Jones Intercable did not receive a management fee after July 6, 1999. Management fees for the years ended December 31, 1999 and 1998 were $477,637 and $1,172,921, respectively.

     Any distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to the general partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, equaled 125 percent of the amount initially contributed to the Partnership capital by the limited partners; the balance, 75 percent to the limited partners and 25 percent to the general partner.

     The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to Other, net in the accompanying Statements of Operations. Reimbursements made to the general partner by the Partnership for overhead and administrative expenses during the years ended December 31, 2000, 1999 and 1998 were $109,383, $538,880 and $1,471,663 , respectively.

     The Partnership earned interest during 2000 at an average interest rate of
7.74 percent on the amounts due from affiliates, which approximated the affiliates weighted average cost of borrowing. Total interest earned by the Partnership for the year ended December 31, 2000 totaled $15,323. The Partnership was charged interest by affiliates on amounts due to affiliates totaling $11,371 and $3,728, respectively, for the years ended December 31, 1999 and 1998.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     Prior to the sale of its Calvert County System in 1999, the Partnership received programming from Superaudio, Knowledge TV, Inc., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable until April 7, 1999 (see Note 1).

     Payments to Superaudio totaled $13,332 and $39,430 in 1999 and 1998, respectively. Payments to Knowledge TV, Inc. totaled $11,871 and $40,959 in 1999 and 1998, respectively. Payments to Great American Country, Inc. totaled $11,573 and $32,421 in 1999 and 1998, respectively.

     Prior to the sale of its Calvert County System in 1999, the Partnership received a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $17,583 and $63,159 in 1999 and 1998, respectively.

(4)  INCOME TAXES
     ------------

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

(5)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Litigation Challenging Jones Intercable's Acquisition of the Calvert County
     ---------------------------------------------------------------------------
     System
     ------

     In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG
-------------------------------------------------------------------------
Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R.
--------------------------------------------------------------------------------
Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable
--------------------------------------------------------------------------------
TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.,
--------------------------------------------------------------------------
nominal defendants (U.S. District Court, District of Colorado, Civil Action No.
------------------
99-B-1508) ("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

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

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact. During 2000, the District Court denied Jones Intercable's pending motions to dismiss these cases, and, in February 2001, a scheduling conference was held among the parties to this litigation at which the District Court set deadlines for the various activities in these cases. No discovery has yet occurred, but discovery is expected to begin in 2001 and continue into 2002.

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

     Litigation Relating to Limited Partnership List Requests
     --------------------------------------------------------

     In July 1999, Jones Intercable, each of its subsidiaries that served as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632). In March 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast Corporation. In August 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., an indirect wholly owned subsidiary of Comcast Corporation. As a result of these transactions, Jones Intercable no longer exists and Comcast Cable Communications, Inc. is now the general partner or the parent of the managing general partner of each of the defendant partnerships.

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

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs' leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. By a stipulation of the parties entered by the Court in July 2000, the claims of KM Investments were stayed and a final judgment as to claims of the other plaintiffs were entered, thereby facilitating an appeal in the action without the need for pretrial, and potentially trial, proceedings as to KM Investments alone. In August 2000, all plaintiffs except KM Investments filed a notice of appeal of the judgment of the Court. Briefing in that appeal, which is to the California State Court of Appeal for the Second Appellate District, is now underway. The appellants' brief was filed in January 2001 and respondents' responsive brief was filed in March 2001. Appellants now have the opportunity to file a reply brief and the Court of Appeal will schedule an oral argument on the matter.

     The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

(6)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:

                                                                 Year Ended December 31,
                                                           ----------------------------------
                                                              2000        1999        1998
                                                           ----------  ----------  ----------
          Maintenance and repairs                          $        -  $   85,583  $  286,265
                                                           ==========  ==========  ==========

          Taxes, other than income and payroll taxes       $        -  $   63,218  $  167,877
                                                           ==========  ==========  ==========

          Advertising                                      $        -  $   73,491  $  160,601
                                                           ==========  ==========  ==========

          Depreciation of property, plant and equipment    $        -  $3,064,396  $7,706,654
                                                           ==========  ==========  ==========

          Amortization of intangible assets                $        -  $  321,843  $  956,268
                                                           ==========  ==========  ==========

(7)      UNAUDITED SUPPLEMENTARY DATA
         ----------------------------

         Selected unaudited quarterly financial information is presented below:

                                                                                       2000
                                                ------------------------------------------------------------------------------------
                                                                         Three Months Ended                              Year Ended
                                                ------------------------------------------------------------------
                                                  March 31,          June 30,      September 30,      December 31,     December 31,
                                                ------------       -----------    ---------------    --------------   --------------
         Revenues                                 $       -          $      -         $       -          $      -         $       -
         Operating loss                           $       -          $      -         $       -          $      -         $       -
         Gain on sale of cable
              television systems                  $       -          $      -         $       -          $      -         $       -
         Net income                               $ 180,167          $ 95,214         $ 127,184          $ 30,971         $ 433,536
         Net income per limited
              partnership unit                    $    0.84          $   0.45         $    0.60          $   0.14         $    2.03
         Weighted average number
              of limited partnership
              units outstanding                     160,000           160,000           160,000           160,000           160,000


                                                                                   1999
                                               -------------------------------------------------------------------------------------
                                                                     Three Months Ended                               Year Ended
                                               -------------------------------------------------------------------
                                                  March 31,         June 30,        September 30,     December 31,      December 31,
                                               -------------     ------------     ---------------    --------------   --------------

         Revenues                              $  6,037,128      $  3,355,354      $    160,249         $       -      $  9,552,731
         Operating loss                        $   (764,451)     $ (1,029,939)     $    (26,706)        $       -      $ (1,821,096)
         Gain on sale of cable
              television systems               $ 15,864,241      $  8,560,194      $ 27,774,482         $       -      $ 52,198,917
         Net income                            $ 14,281,757      $  7,224,618      $ 27,900,969         $ 364,832      $ 49,772,176
         Net income per limited
              partnership unit                 $      89.11      $      45.15      $     141.00         $    1.71      $     276.97
         Weighted average number
              of limited partnership
              units outstanding                     160,000           160,000           160,000           160,000           160,000

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           --------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

     None.


                                   PART III.
                                   ---------

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          -----------------------------------------------------------

     The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

     Ralph J. Roberts is Chairman of the General Partner's Board of Directors. Mr. Roberts served as Chairman of Jones Intercable, Inc.'s Board of Directors from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Roberts has served as a Director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts has been the President and a Director of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder, for more than five years. Mr. Roberts is the father of Brian L. Roberts. He is 81 years old.

     Brian L. Roberts is Vice Chairman of the General Partner's Board of Directors. Mr. Roberts served as President and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Roberts has served as the President and as a Director of Comcast Corporation for more than five years. Mr. Roberts also serves as Vice President and as a Director of Sural Corporation. Mr. Roberts is the Principal Executive Officer of the General Partner and of Comcast Corporation. He also is a Director of The Bank of New York. Mr. Roberts is a son of Ralph J. Roberts. He is 41 years old.

     Lawrence S. Smith is Executive Vice President and a Director of the General Partner. Mr. Smith served as an Executive Vice President and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Smith has served as an Executive Vice President of Comcast Corporation for more than five years. He is 53 years old.

     Stanley L. Wang is Executive Vice President and Secretary and a Director of the General Partner. Mr. Wang served as Senior Vice President and Secretary and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Wang has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as a Senior Vice President and as Secretary and General Counsel of Comcast Corporation for more than five years. He is 60 years old.

     John R. Alchin is Executive Vice President and Treasurer of the General Partner. Mr. Alchin served as Senior Vice President and Treasurer and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Alchin has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as a Senior Vice President and as Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 52 years old.

     Lawrence J. Salva joined Comcast Corporation in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years. Mr. Salva is a Senior Vice President and the Principal Accounting Officer of the General Partner and of Comcast Corporation. He is 45 years old.

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

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ---------------------------------------------------------------------

     As of December 31, 2000, no person or entity owned more than 5% of the limited partnership interests of the Partnership.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

     The Partnership reimburses its general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, accounting, legal and investor relations services. The Partnership will continue to reimburse its general partner for actual time spent on Partnership business by the employees of Comcast until the Partnership is liquidated and dissolved. During the year ended December 31, 2000, such reimbursements totaled $109,383.

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

                                 CABLE TV FUND 14-A, LTD.,
                                 a Colorado limited partnership
                                 By:  Comcast Cable Communications, Inc.,
                                      a Delaware corporation,
                                      its general partner


                                 By:  /s/ Brian L. Roberts
                                      -------------------------------------
                                      Brian L. Roberts
Dated: March 28, 2001                 Vice Chairman; Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 By:  /s/ Ralph J. Roberts
                                      -------------------------------------
                                      Ralph J. Roberts
Dated: March 28, 2001                 Chairman; Director


                                 By:  /s/ Brian L. Roberts
                                      -------------------------------------
                                      Brian L. Roberts
                                      Vice Chairman; Director
Dated: March 28, 2001                 (Principal Executive Officer)


                                 By:  /s/ Lawrence S. Smith
                                      -------------------------------------
                                      Lawrence S. Smith
Dated: March 28, 2001                 Executive Vice President; Director


                                 By:  /s/ Stanley L. Wang
                                      -------------------------------------
                                      Stanley L. Wang
Dated: March 28, 2001                 Executive Vice President; Secretary;
                                      Director


                                 By:  /s/ John R. Alchin
                                      -------------------------------------
                                      John R. Alchin
                                      Executive Vice President; Treasurer
Dated: March 28, 2001                 (Principal Financial Officer)


                                 By:  /s/ Lawrence J. Salva
                                      -------------------------------------
                                      Lawrence J. Salva
                                      Senior Vice President
Dated: March 28, 2001                 (Principal Accounting Officer)