Form 10-Q
period 2001-09-30
CABLE TV FUND 14-A LTD
filed 2001-11-13
CIK 810334

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended
                               SEPTEMBER 30, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to ___________

                         Commission File Number 0-15378

                            CABLE TV FUND 14-A, LTD.
                Exact name of registrant as specified in charter

          Colorado                                      #84-1024657
------------------------------                ----------------------------------
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

                             CONDENSED BALANCE SHEET
                             -----------------------
                                   (Unaudited)

                                                                              September 30,            December 31,
                                        ASSETS                                    2001                      2000
                                        ------                               ---------------           --------------

Cash ..................................................................           $2,485,200               $9,904,418

Interest receivable....................................................                6,286                   50,893
                                                                             ---------------           --------------

                                                                                  $2,491,486               $9,955,311
                                                                             ===============           ==============


                          LIABILITIES AND PARTNERS' CAPITAL
                          ---------------------------------

LIABILITIES:
   Advances from affiliates............................................              $21,562                  $40,656
   Accounts payable and accrued liabilities............................              632,500                  657,839
                                                                             ---------------           --------------

         Total liabilities.............................................              654,062                  698,495
                                                                             ---------------           --------------

PARTNERS' CAPITAL:
   General Partner-
     Contributed capital...............................................                1,000                    1,000
     Distributions.....................................................           (5,101,517)              (3,226,517)
     Accumulated earnings..............................................            5,559,873                5,539,721
                                                                             ---------------           --------------

                                                                                     459,356                2,314,204
                                                                             ---------------           --------------

Limited Partners-
   Net contributed capital (160,000 units outstanding
     at September 30, 2001 and December 31, 2000)......................           68,722,000               68,722,000
   Distributions.......................................................         (115,304,552)            (109,679,552)
   Accumulated earnings................................................           47,960,620               47,900,164
                                                                             ---------------           --------------

                                                                                   1,378,068                6,942,612
                                                                             ---------------           --------------

                                                                                  $2,491,486               $9,955,311
                                                                             ===============           ==============


                  See notes to condensed financial statements.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONSENSED STATEMENT OF OPERATIONS
                        ---------------------------------
                                   (Unaudited)


                                                                     Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                   2001             2000           2001            2000
                                                                -----------      -----------    -----------     ----------
OTHER INCOME (EXPENSE):
   Interest income............................................      $20,927         $159,527       $187,131       $543,567
   Other, net.................................................      (20,562)         (32,343)      (106,523)      (141,002)
                                                                -----------      -----------    -----------     ----------

NET INCOME....................................................         $365         $127,184        $80,608       $402,565
                                                                ===========      ===========    ===========     ==========

ALLOCATION OF NET INCOME:
   General Partner............................................          $91          $31,796        $20,152       $100,641
                                                                ===========      ===========    ===========     ==========

   Limited Partners...........................................         $274          $95,388        $60,456       $301,924
                                                                ===========      ===========    ===========     ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT.......................                         $0.60          $0.38          $1.89
                                                                ===========      ===========    ===========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING..............................      160,000          160,000        160,000        160,000
                                                                ===========      ===========    ===========     ==========

                  See notes to condensed financial statements.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          2001                 2000
                                                                                      ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................           $80,608              $402,565
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Decrease in interest receivable..........................................            44,607
       Decrease in accounts payable and accrued liabilities.....................           (25,339)           (1,131,002)
       Decrease in advances from affiliates.....................................           (19,094)           (6,205,737)
                                                                                      ------------         -------------

         Net cash provided by (used in) operating activities....................            80,782            (6,934,174)
                                                                                      ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to General Partner..............................................        (1,875,000)
   Distribution to limited partners.............................................        (5,625,000)
   Distribution to Jones Intercable.............................................                              (3,226,517)
                                                                                      ------------         -------------

         Net cash used in financing activities..................................        (7,500,000)           (3,226,517)
                                                                                      ------------         -------------

Decrease in cash................................................................        (7,419,218)          (10,160,691)

Cash, beginning of period.......................................................         9,904,418            19,674,576
                                                                                      ------------         -------------

Cash, end of period.............................................................        $2,485,200            $9,513,885
                                                                                      ============         =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid................................................................                                 $11,371
                                                                                      ============         =============

                  See notes to condensed financial statements.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (Unaudited)


(1) The condensed balance sheet as of December 31, 2000 has been condensed from the audited balance sheet as of that date. The condensed balance sheet as of September 30, 2001, the condensed statement of operations for the three and nine months ended September 30, 2001 and 2000, and the condensed statement of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Cable TV Fund 14-A, Ltd. (the "Partnership") and have not been audited by the Partnership's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of operating results for the full year.

         The Partnership has sold all of its cable television systems. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were included in Other, net in the accompanying condensed statement of operations. Reimbursements made to the general partner by the Partnership for administrative expenses for the three and nine months ended September 30, 2001 were $17,338 and $65,572, respectively. Reimbursements made to the general partner by the Partnership for administrative expenses for the three and nine months ended September 30, 2000 were $23,355 and $85,267, respectively.

                            CABLE TV FUND 14-A, LTD.
                            ------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------


FINANCIAL CONDITION
-------------------

         The only assets of the Partnership at September 30, 2001 were its cash on hand and interest receivable. A portion of the Partnership's cash balance is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

RESULTS OF OPERATIONS
---------------------

         The Partnership has sold all of its cable television systems. Interest income of $187,131 was earned during the first nine months of 2001 on the cash balance on hand. Other expense of $106,523 incurred in the first nine months of 2001 related to various costs associated with the administration of the Partnership.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Please refer to Part II - Item 1 of our June 30, 2001 Form 10-Q for a discussion of recent developments related to our legal proceedings.

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

Dated: November 13, 2001