Form 10-K405
period 2001-12-31
CABLE TV FUND 14-A LTD
filed 2002-03-29
CIK 810334

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to _____________

                         Commission file number: 0-15378

                            CABLE TV FUND 14-A, LTD.
             (Exact name of registrant as specified in its charter)

                Colorado                               84-1024657
----------------------------------------   -------------------------------------
          State of organization             (IRS Employer Identification No.)

         c/o Comcast Corporation
           1500 Market Street,
       Philadelphia, PA 19102-2148                   (215) 665-1700
----------------------------------------   -------------------------------------
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

                 Yes  X                                   No
                    ------                                  -------

Aggregate market value of the voting stock held by non-affiliates of the registrant: [Not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                            CABLE TV FUND 14-A, LTD.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

Item 1     Business..........................................................  1
Item 2     Properties........................................................  1
Item 3     Legal Proceedings.................................................  1
Item 4     Submission of Matters to a Vote of Security Holders...............  2

                                     PART II
Item 5     Market for the Registrant's Common Stock and Related Security
           Holder Matters....................................................  3
Item 6     Selected Financial Data...........................................  3
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................  3
Item 8     Financial Statements..............................................  4
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 16

                                    PART III
Item 10    Directors and Executive Officers of the Registrant................ 16
Item 11    Executive Compensation............................................ 16
Item 12    Security Ownership of Certain Beneficial Owners and Managers...... 16
Item 13    Certain Relationships and Related Transactions.................... 17
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K... 17
SIGNATURES................................................................... 18

     This Annual Report on Form 10-K is for the year ending December 31, 2001. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

                                     PART I.
ITEM 1.   BUSINESS

     The Partnership. Cable TV Fund 14-A, Ltd. (the "Partnership") is a Colorado limited partnership. Comcast Cable Communications, Inc. ("Comcast Cable"), a Delaware corporation, is the General Partner of the Partnership (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership has sold all of its cable television systems.

     General Partner. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable, a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.


ITEM 2.   PROPERTIES

     As of December 31, 2001, the Partnership did not own any cable television systems.


ITEM 3.   LEGAL PROCEEDINGS

     Litigation Challenging Jones Intercable's Acquisition of the Calvert County System

     In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1508) (the "Gramercy Park" case) brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Palmdale System, the Albuquerque, New Mexico cable communications system (the "Albuquerque System"), the Littlerock, California cable communications system (the "Littlerock System") and the Calvert County, Maryland cable communications system (the "Calvert County System") by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque System, the Palmdale System, the Littlerock System and the Calvert County System to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

     In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1702) ("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Schumacher plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

     In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1778) ("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Margolin plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County Systems because these cases involve common questions of law and fact. The cases are presented as both class and derivative actions. In June 2001, the plaintiffs filed a motion for class certification. In August 2001, the General Partner filed a brief in opposition to plaintiffs' motion for class certification. A hearing on the motion was held in October 2001. If the plaintiffs' motion for class certification is denied, the cases would proceed only as derivative actions.

     The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend these lawsuits vigorously.

     Litigation Relating to Limited Partnership List Requests

     The Partnership was a defendant in a case captioned Everest Cable Investors, LLC, et al., plaintiffs v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. BC 213632) originally filed in July 1999. Plaintiffs alleged that certain of them formed a venture to acquire limited partnership interests in the Partnership and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with a list of the names and addresses of the limited partners of the Partnership. Plaintiffs alleged that their failure to obtain the partnership list prevented them from making a tender offer for the Partnership's limited partnership interests causing them economic loss. None of the plaintiffs is a limited partner of the Partnership but one of the plaintiffs alleged that it held a power of attorney from a limited partner of the Partnership. The trial court found that a holder of a power of attorney is not a real party in interest capable of suing on the rights of the principal and thus dismissed the case against the Partnership. The plaintiffs chose not to appeal this ruling of the trial court and thus the Partnership is no longer a party to this litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 2001, the number of equity security holders in the Partnership was 11,234.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                For the Year Ended December 31,
                                         ----------------------------------------------------------------------------
Cable TV Fund 14-A, Ltd.                    2001            2000           1999              1998             1997
------------------------                 ----------      ----------     ----------        ---------        ----------

Revenues................................      $           $            $9,552,731       $23,458,429      $26,642,247
Depreciation and Amortization...........                                3,386,239         8,662,922       10,111,635
Operating Loss .........................                               (1,821,096)       (3,048,163)      (2,713,383)
Equity in Net Income (Loss) of Cable
   Television Joint Venture.............                                                 22,599,271         (626,089)
Net Income (Loss).......................       64,353      433,536     49,772,176 (1)    18,214,158 (2)   62,735,041 (3)
Net Income (Loss) per Limited
  Partnership Unit......................          .30         2.03         276.97 (1)        113.54 (2)       387.70 (3)
Weighted Average Number of Limited
   Partnership Units Outstanding........      160,000      160,000        160,000           160,000          160,000
General Partner's Capital (Deficit).....      455,292    2,314,204      2,205,820           (24,635)         (72,389)
Limited Partners' Capital (Deficit).....    1,365,877    6,942,612      6,617,460        11,949,739       19,267,904
Total Assets............................    2,459,801    9,955,311     19,839,463        38,472,721       44,982,801
Debt....................................                                                 23,432,210       22,773,095
Advances from Affiliates................        6,132       40,656      6,205,737           365,829          489,313

(1) Net income resulted primarily from the sales of the cable television system serving Buffalo, Minnesota (the "Buffalo System") in March 1999, the cable television system serving Naperville, Illinois (the "Naperville System") in May 1999 and the cable television system serving Calvert County, Maryland (the "Calvert County System") in July 1999 by Cable TV Fund 14-A, Ltd.

(2) Net income resulted primarily from the sale of the cable television system serving Broward County, Florida (the Broward System) in March 1998 by Cable TV Fund 14-A/B Venture.

(3) Net income resulted primarily from the sales of the cable television system serving Turnersville, New Jersey (the "Turnersville System") in January 1997 and the cable television system serving areas in central Illinois (the "Central Illinois System") in June 1997 by Cable TV Fund 14-A, Ltd.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION

     The Partnership sold its Buffalo System in March 1999, its Naperville System in May 1999 and its Calvert County System in July 1999, which represented its remaining operating assets. The only assets of the Partnership at December 31, 2001 was its cash on hand of approximately $2,456,000 and interest receivable of approximately $4,000. A portion of the Partnership's cash balance is being held in reserve to pay the administrative expenses of the Partnership until the Partnership is dissolved. The Partnership distributed $7,500,000 of its cash on hand to its partners on March 15, 2001. The limited partners received $5,625,000 and the General Partner received a general partner distribution of $1,875,000.

     Taking into account all distributions that had been made at December 31, 2001, the Partnership's limited partners have received approximately $721 for each $500 limited partnership interest, or $1,442 for each $1,000 invested in the Partnership.

RESULTS OF OPERATIONS

     The Partnership has sold all of its cable television systems and therefore, a full discussion of the results of operations would not be meaningful. Interest income incurred in 2001 and 2000 of $200,661 and $699,961, respectively, was earned on the cash balance on hand. Administrative and other expense, net of $136,308 and $266,425 incurred in 2001 and 2000, respectively, related to various costs associated with the administration of the Partnership. The Partnership is expected to be dissolved when the remaining litigation against it is concluded. Until that time, administrative expenses will continue to be incurred.


ITEM 8.   FINANCIAL STATEMENTS

     The audited financial statements of the Partnership as of December 31, 2001 and 2000 and for the three years in the period ended December 31, 2001 follow.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------

To the Partners of Cable TV Fund 14-A, Ltd.:

     We have audited the accompanying balance sheet of CABLE TV FUND 14-A, LTD. (a Colorado limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 14-A, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                             /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
March 26, 2002.

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

BALANCE SHEET


                                                                                     December 31,
                                ASSETS                                       2001                    2000
                                ------                                 ---------------         ---------------

Cash                                                                        $2,455,898              $9,904,418

Interest receivable..................................................            3,903                  50,893
                                                                       ---------------         ---------------

       Total assets..................................................       $2,459,801              $9,955,311
                                                                       ===============         ===============


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

LIABILITIES:
   Advances from affiliates..........................................           $6,132                 $40,656
   Accounts payable and accrued liabilities..........................          632,500                 657,839
                                                                       ---------------         ---------------

       Total liabilities.............................................          638,632                 698,495
                                                                       ---------------         ---------------

Commitments and Contingencies (Note 5)

PARTNERS' CAPITAL:
General Partner-
   Contributed capital...............................................            1,000                   1,000
   Distributions.....................................................       (5,101,517)             (3,226,517)
   Accumulated earnings..............................................        5,555,809               5,539,721
                                                                       ---------------         ---------------

                                                                               455,292               2,314,204
                                                                       ---------------         ---------------

Limited Partners-
   Net contributed capital (160,000 units outstanding
     at December 31, 2001 and 2000)..................................       68,722,000              68,722,000
   Distributions.....................................................     (115,304,552)           (109,679,552)
   Accumulated earnings..............................................       47,948,429              47,900,164
                                                                       ---------------         ---------------

                                                                             1,365,877               6,942,612
                                                                       ---------------         ---------------

       Total liabilities and partners' capital.......................       $2,459,801              $9,955,311
                                                                       ===============         ===============



See notes to financial statements.

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF OPERATIONS


                                                                          Year Ended December 31,
                                                                  2001              2000             1999
                                                              -------------     -------------    -------------
REVENUES....................................................  $                 $                   $9,552,731

COSTS AND EXPENSES:
   Operating expenses.......................................                                         7,007,117
   Management fees and allocated overhead from
       Jones Intercable.....................................                                           980,471
   Depreciation and amortization............................                                         3,386,239
                                                              -------------     -------------    -------------

OPERATING LOSS..............................................                                        (1,821,096)
                                                              -------------     -------------    -------------

OTHER INCOME (EXPENSE):
   Interest expense.........................................                                          (466,398)
   Interest income..........................................        200,661           699,961          899,480
   Gain on sales of cable television systems................                                        52,198,917
   Administrative expenses and other, net...................       (136,308)         (266,425)      (1,038,727)
                                                              -------------     -------------    -------------
                                                                     64,353           433,536       51,593,272
                                                              -------------     -------------    -------------

NET INCOME..................................................        $64,353          $433,536      $49,772,176
                                                              =============     =============    =============

ALLOCATION OF NET INCOME:
   General Partner..........................................        $16,088          $108,384       $5,456,972
                                                              =============     =============    =============

   Limited Partners.........................................        $48,265          $325,152      $44,315,204
                                                              =============     =============    =============

NET INCOME PER LIMITED PARTNERSHIP UNIT.....................          $0.30             $2.03          $276.97
                                                              =============     =============    =============

WEIGHTED AVERAGE NUMBER
   OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING........................................        160,000           160,000          160,000
                                                              =============     =============    =============


See notes to financial statements.

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF PARTNERS' CAPITAL


                                                                          Year Ended December 31,
                                                                  2001              2000             1999
                                                              -------------     -------------    -------------
GENERAL PARTNER:
     Balance, beginning of year.............................     $2,314,204        $2,205,820         ($24,635)
     Net income.............................................         16,088           108,384        5,456,972
     Distribution...........................................     (1,875,000)                        (3,226,517)
                                                              -------------     -------------    -------------

     Balance, end of year...................................       $455,292        $2,314,204       $2,205,820
                                                              =============     =============    =============


LIMITED PARTNERS:
     Balance, beginning of year.............................     $6,942,612        $6,617,460      $11,949,739
     Net income.............................................         48,265           325,152       44,315,204
     Distribution...........................................     (5,625,000)                       (49,647,483)
                                                              -------------     -------------    -------------

     Balance, end of year...................................     $1,365,877        $6,942,612       $6,617,460
                                                              =============     =============    =============


See notes to financial statements.

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF CASH FLOWS


                                                                         For the Year Ended December 31,
                                                                     2001              2000              1999
                                                                -------------     -------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.................................................        $64,353          $433,536       $49,772,176
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization..........................                                          3,386,239
       Gain on sales of cable television systems..............                                        (52,198,917)
       Decrease in trade receivables, net.....................                                            454,788
       Decrease in interest receivable, deposits, prepaid
         expenses and other assets............................         46,990           113,994         2,399,227
       Decrease in accounts payable and accrued
         liabilities and subscriber prepayments...............        (25,339)         (926,090)       (1,330,536)
       (Decrease) increase in advances from affiliates........        (34,524)       (6,165,081)        5,839,908
                                                                -------------     -------------    --------------

         Net cash provided by (used in) operating activities..         51,480        (6,543,641)        8,322,885
                                                                -------------     -------------    --------------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net....................                                         (1,340,531)
   Proceeds from sales of cable television systems, net of
     brokerage fees and escrow proceeds.......................                                         85,414,770
                                                                -------------     -------------    --------------

         Net cash provided by investing activities............                                         84,074,239
                                                                -------------     -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings...................................                                            800,000
   Repayment of debt..........................................                                        (24,232,210)
   Distribution to General Partner............................     (1,875,000)
   Distribution to limited partners...........................     (5,625,000)                        (49,647,483)
   Distribution to Jones Intercable...........................                       (3,226,517)
                                                                -------------     -------------    --------------

         Net cash used in financing activities................     (7,500,000)       (3,226,517)      (73,079,693)
                                                                -------------     -------------    --------------

(Decrease) increase in cash...................................     (7,448,520)       (9,770,158)       19,317,431

Cash, beginning of year.......................................      9,904,418        19,674,576           357,145
                                                                -------------     -------------    --------------

Cash, end of year.............................................     $2,455,898        $9,904,418       $19,674,576
                                                                =============     =============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid..............................................    $                     $23,502          $678,639
                                                                =============     =============    ==============

NON-CASH TRANSACTIONS:
   Accrued distributions to Jones Intercable..................    $                  $                 $3,226,517
                                                                =============     =============    ==============


See notes to financial statements.

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business
         Cable TV Fund 14-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on February 6, 1987, under a public program sponsored by Jones Intercable, Inc. ("Jones Intercable"). The Partnership was formed to acquire, construct, develop and operate cable television systems. All cable television systems owned by the Partnership have been sold.

         General Partner
         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc.
         continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102- 2148.

         Cable Television System Sales by the Partnership

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

NOTES TO FINANCIAL STATEMENTS (Continued)

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

         Calvert County System
         On July 6, 1999, the Partnership sold the Calvert County System to a subsidiary of Jones Intercable for a sales price of $39,388,667. From the sale proceeds, the Partnership paid certain fees and expenses of the transaction, retained funds necessary to cover the administrative expenses of the Partnership and distributed a portion of the net sale proceeds of $30,813,524 to the Partnership's partners of record as of the closing date of the sale of the Calvert County System. The limited partners, as a group, received $27,587,007 of this amount. This distribution to the limited partners gave the Partnership's limited partners an approximate return of $172 for each $500 limited partnership interest, or $344 for each $1,000 invested in the Partnership. Because at the time of the Calvert County System's sale, the distributions made to the limited partners from the Calvert County System sale and from prior sales of cable television systems returned to the limited partners more than 125 percent of the amounts originally contributed to the Partnership by the limited partners, Jones Intercable received a general partner distribution of $3,226,517 from the proceeds of the sale of the Calvert County System.

         Contributed Capital

         The capitalization of the Partnership is set forth in the accompanying Statement of Partners' Capital. No limited partner is obligated to make any additional contribution to partnership capital.

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

         Taking into account all distributions that had been made at December 31, 2001, the Partnership's limited partners have received approximately $721 for each $500 limited partnership interest, or $1,442 for each $1,000 invested in the Partnership.

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Accounting
         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The Partnership's tax returns are also prepared on the accrual basis.

         Management's Use of Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         For purposes of the Statement of Cash Flows, the Partnership considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 (3)     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Brokerage Fees
         The Intercable Group performed brokerage services for the Partnership and the Venture. For brokering the Partnership's sales of the Buffalo System and the Naperville System, The Intercable Group earned fees totaling $665,125 and $563,647, respectively, or 2.5 percent of the respective sales prices, for the year ended December 31, 1999.

         Management Fees, Distribution Ratios and Reimbursements
         Jones Intercable managed the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, until the sale of its Calvert County System on July 6, 1999. Jones Intercable did not receive a management fee after July 6, 1999. Management fees for the year ended December 31, 1999 was $477,637.

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

         The Partnership reimburses its General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to Administrative expenses and other, net in the accompanying Statements of Operations. Reimbursements made to the General Partner by the Partnership for overhead and administrative expenses during the years ended December 31, 2001, 2000 and 1999 were $82,910, $109,383 and $538,880, respectively.

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

         Payments to/from Affiliates for Programming Services

         Prior to the sale of its Calvert County System in 1999, the Partnership received programming from Superaudio, Knowledge TV, Inc., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable until April 7, 1999 (see Note 1).

         In 1999, payments to Superaudio by the Partnership totaled $13,332, payments to Knowledge TV, Inc. totaled $11,871 and payments to Great American Country, Inc. totaled $11,573.

         Prior to the sale of its Calvert County System in 1999, the Partnership received a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $17,583 in 1999.

(4)      INCOME TAXES

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

(5)      COMMITMENTS AND CONTINGENCIES

         Litigation Challenging Jones Intercable's Acquisition of the Calvert County System

         In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1508) (the "Gramercy Park" case) brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Palmdale System, the Albuquerque, New Mexico cable communications system (the "Albuquerque System"), the Littlerock, California cable communications system (the "Littlerock System") and the Calvert County, Maryland cable communications system (the "Calvert County System") by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque System, the Palmdale System, the Littlerock System and the Calvert County System to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

         In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

         Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1702) ("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Schumacher plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

         In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs
         v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1778) ("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Margolin plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

         In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County Systems because these cases involve common questions of law and fact. The cases are presented as both class and derivative actions. In June 2001, the plaintiffs filed a motion for class certification. In August 2001, the General Partner filed a brief in opposition to plaintiffs' motion for class certification. A hearing on the motion was held in October 2001. If the plaintiffs' motion for class certification is denied, the cases would proceed only as derivative actions.

         The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend these lawsuits vigorously.

         Litigation Relating to Limited Partnership List Requests

         The Partnership was a defendant in a case captioned Everest Cable Investors, LLC, et al., plaintiffs v. Jones Intercable, Inc., et al, defendants (Superior Court, Los Angeles County, State of California, Case No. BC 213632) originally filed in July 1999. Plaintiffs alleged that certain of them formed a venture to acquire limited partnership interests in the Partnership and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with a list of the names and addresses of the limited partners of the Partnership. Plaintiffs alleged that their failure to obtain the partnership list prevented them from making a tender offer for the Partnership's limited partnership interests causing them economic loss. None of the plaintiffs is a limited partner of the Partnership but one of the plaintiffs alleged that it held a power of attorney from a limited partner of the Partnership. The trial court found that a holder of a power of attorney is not a real party in interest capable of suing on the rights of the principal and thus dismissed the case against the Partnership. The plaintiffs chose not to appeal this ruling of the trial court and thus the Partnership is no longer a party to this litigation.

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

(6)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information is presented below for the last year the Partnership owned and operated cable television systems:

                                                              For the Year Ended
                                                                 December 31,
                                                                    1999
                                                                -------------

         Maintenance and repairs..............................        $85,583
                                                                =============

         Taxes, other than income and payroll taxes...........        $63,218
                                                                =============

         Advertising..........................................        $73,491
                                                                =============

         Depreciation of property, plant and equipment........     $3,064,396
                                                                =============

         Amortization of intangible assets....................       $321,843
                                                                =============


(7)      UNAUDITED SUPPLEMENTARY DATA

         Selected unaudited quarterly financial information is presented below:

                                             First          Second          Third         Fourth           Total
2001                                        Quarter         Quarter        Quarter        Quarter           Year
----                                      ------------    ------------   ------------   ------------    ------------
Net income................................   $132,679        ($52,436)          $365       ($16,255)        $64,353
Net income per limited partnership unit...
Weighted average number of limited                .62            (.25)                         (.07)            .30
   partnership units outstanding..........    160,000         160,000        160,000        160,000         160,000

                                             First          Second          Third         Fourth           Total
2000                                        Quarter         Quarter        Quarter        Quarter          Year
----                                      ------------    ------------   ------------   ------------    ------------
Net income................................   $180,167         $95,214       $127,184        $30,971        $433,536
Net income per limited partnership unit...        .84             .45            .60            .14            2.03
Weighted average number of limited
   partnership units outstanding..........    160,000         160,000        160,000        160,000         160,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner as of December 31, 2001 is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

     Ralph J. Roberts has served as Chairman of the General Partner's Board of Directors since April 1999. Mr. Roberts has served as a Director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts is the father of Brian L. Roberts. He is 81 years old.

     Brian L. Roberts has served as Vice Chairman of the General Partner's Board of Directors since April 1999. Mr. Roberts has served as the President and as a Director of Comcast Corporation for more than five years. Mr. Roberts also serves as Manager of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder. Mr. Roberts is the Principal Executive Officer of the General Partner and of Comcast Corporation. He is also a Director of the Bank of New York. Mr. Roberts is a son of Ralph J. Roberts. He is 42 years old.

     Lawrence S. Smith has served as Executive Vice President and a Director of the General Partner since April 1999. Mr. Smith has served as an Executive Vice President of Comcast Corporation for more than five years. He is 54 years old.

      Stanley L. Wang has served as Executive Vice President - Law and Administration, Secretary and a Director of the General Partner since January 2000. Prior to that time, Mr. Wang served as a Senior Vice President and Secretary and a Director of the General Partner since April 1999. Mr. Wang was named Executive Vice President - Law and Administration of Comcast Corporation in January 2000. Prior to that time, he served as a Senior Vice President and Secretary and General Counsel of Comcast Corporation for more than five years. He is 61 years old.

      John R. Alchin has served as Executive Vice President and Treasurer of the General Partner since January 2000. Prior to that time, Mr. Alchin served as a Senior Vice President and Treasurer and a Director of the General Partner since April 1999. Mr. Alchin was named an Executive Vice President of Comcast Corporation in January 2000. Prior to that time, he served as a Senior Vice President and Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 53 years old.

     Lawrence J. Salva joined Comcast Corporation in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years. Mr. Salva is a Senior Vice President and the Principal Accounting Officer of the General Partner. He is 45 years old.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no employees; however, various personnel are required to administer the financial, tax and legal affairs of the Partnership and to maintain the books and records of the Partnership. Such personnel are employed by Comcast and, pursuant to the terms of the limited partnership agreement of the Partnership, the costs of such employment are charged by Comcast to the Partnership. See Item 13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

     As of December 31, 2001, no person or entity owned more than 5% of the limited partnership interests of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership reimburses its general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, accounting, legal and investor relations services. The Partnership will continue to reimburse its general partner for actual time spent on Partnership business by the employees of Comcast until the Partnership is liquidated and dissolved. During the years ended December 31, 2001, 2000 and 1999, such reimbursements totaled $82,910, $109,383 and $538,880, respectively.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following financial statements of ours are included in Part II, Item 8:

           Independent Auditors' Report......................................5
           Balance Sheet--December 31, 2001 and 2000.........................6
           Statement of Operations--Years
           Ended December 31, 2001, 2000 and 1999............................7
           Statement of Partners' Capital--
           Years Ended December 31, 2001, 2000 and 1999......................8
           Statement of Cash Flows--Years
           Ended December 31, 2001, 2000 and 1999............................9
           Notes to Financial Statements....................................10

(b) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

     None

(c)  Reports on Form 8-K:

     None

(d)  Exhibits filed herewith:

     4.1  Limited   Partnership   Agreement   for  Cable  TV  Fund   14-A,   Ltd
          (Incorporated by reference from the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

     99.1 Arthur Andersen LLP Representations for Cable TV Fund 14-A, Ltd. dated as of March 26, 2002.

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

                                      CABLE TV FUND 14-A, LTD.,
                                      a Colorado limited partnership

                                      By:   Comcast Cable Communications, Inc.,
                                            a Delaware corporation, its
                                            General Partner


                                      By:   /s/ Brian L. Roberts
                                            ------------------------------------
                                            Brian L. Roberts
Dated: March 29, 2002                       Vice Chairman; Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      By:   /s/ Ralph J. Roberts
                                            ------------------------------------
                                            Ralph J. Roberts
Dated: March 29, 2002                       Chairman; Director

                                      By:   /s/ Brian L. Roberts
                                            ------------------------------------
                                            Brian L. Roberts
                                            Vice Chairman; Director
Dated: March 29, 2002                       (Principal Executive Officer)

                                      By:   /s/ Lawrence S. Smith
                                            ------------------------------------
                                            Lawrence S. Smith
Dated: March 29, 2002                       Executive Vice President; Director

                                      By:   /s/ Stanley L. Wang
                                            ------------------------------------
                                            Stanley L. Wang
                                            Executive Vice President; Secretary;
Dated: March 29, 2002                       Director

                                      By:   /s/ John R. Alchin
                                            ------------------------------------
                                            John R. Alchin
                                            Executive Vice President; Treasurer
Dated: March 29, 2002                       (Principal Financial Officer)

                                      By:   /s/ Lawrence J. Salva
                                            ------------------------------------
                                            Lawrence J. Salva
                                            Senior Vice President
Dated: March 29, 2002                       (Principal Accounting Officer)