Form 10-Q
period 2002-03-31
CABLE TV FUND 14-A LTD
filed 2002-05-15
CIK 810334

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended
                                 MARCH 31, 2002

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                 to
                                   -----------------   -------------

                         Commission File Number 0-15378

                            CABLE TV FUND 14-A, LTD.
                Exact name of registrant as specified in charter

          Colorado                                             84-1024657
------------------------------                       ---------------------------
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

                                             CONDENSED BALANCE SHEET
                                                   (Unaudited)


                                                                          March 31,             December 31,
                                ASSETS                                      2002                    2001
                                                                       ----------------        ----------------
Cash ................................................................       $2,466,261              $2,455,898

Interest receivable..................................................                                    3,903
                                                                       ----------------        ----------------

       Total assets..................................................       $2,466,261              $2,459,801
                                                                       ================        ================


                   LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Advances from affiliates..........................................          $23,072                  $6,132
   Accrued other.....................................................          632,500                 632,500
                                                                       ----------------        ----------------

       Total liabilities.............................................          655,572                 638,632
                                                                       ----------------        ----------------

Commitments and Contingencies

PARTNERS' CAPITAL:
General Partner-
   Contributed capital...............................................            1,000                   1,000
   Distributions.....................................................       (5,101,517)             (5,101,517)
   Accumulated earnings..............................................        5,553,189               5,555,809
                                                                       ----------------        ----------------

                                                                               452,672                 455,292
                                                                       ----------------        ----------------

Limited Partners-
   Net contributed capital (160,000 units outstanding
     at March 31, 2002 and December 31, 2001)........................       68,722,000              68,722,000
   Distributions.....................................................     (115,304,552)           (115,304,552)
   Accumulated earnings..............................................       47,940,569              47,948,429
                                                                       ----------------        ----------------

                                                                             1,358,017               1,365,877
                                                                       ----------------        ----------------

       Total liabilities and partners' capital.......................       $2,466,261              $2,459,801
                                                                       ================        ================


See notes to condensed financial statements.

                                                 CABLE TV FUND 14-A, LTD.
                                                 (A Limited Partnership)

                                            CONSENSED STATEMENT OF OPERATIONS
                                                       (Unaudited)


                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                       2002                    2001
                                                                                    ------------            ------------

INCOME (EXPENSE):
   Interest income..............................................................         $6,460                $170,969
   Administrative expenses and other, net.......................................        (16,940)                (38,290)
                                                                                    ------------            ------------

NET INCOME (LOSS)...............................................................       ($10,480)               $132,679
                                                                                    ============            ============

ALLOCATION OF NET INCOME (LOSS):
   General Partner..............................................................        ($2,620)                $33,170
                                                                                    ============            ============

   Limited Partners.............................................................        ($7,860)                $99,509
                                                                                    ============            ============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT..................................          ($.05)                   $.62
                                                                                    ============            ============

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING............................................................        160,000                 160,000
                                                                                    ============            ============



See notes to condensed financial statements.

                                                 CABLE TV FUND 14-A, LTD.
                                                  (A Limited Partnership)

                                             CONDENSED STATEMENT OF CASH FLOWS
                                                        (Unaudited)

                                                                                          For the Three Months Ended
                                                                                                  March 31,
                                                                                          2002                  2001
                                                                                      -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)............................................................          ($10,480)             $132,679
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Decrease (increase) in interest receivable...............................             3,903               (28,118)
       Decrease in accrued liabilities..........................................                                 (25,339)
       Increase (decrease) in advances from affiliates..........................            16,940               (32,784)
                                                                                      -------------         -------------

         Net cash provided by operating activities..............................            10,363                46,438
                                                                                      -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to limited partners.............................................                              (5,625,000)
                                                                                      -------------         -------------

         Net cash used in financing activities..................................                              (5,625,000)
                                                                                      -------------         -------------

Increase (decrease) in cash.....................................................            10,363            (5,578,562)

Cash, beginning of period.......................................................         2,455,898             9,904,418
                                                                                      -------------         -------------

Cash, end of period.............................................................        $2,466,261            $4,325,856
                                                                                      =============         =============

NON-CASH TRANSACTION:
   Accrued distribution to General Partner......................................                              $1,875,000
                                                                                      =============         =============



See notes to condensed financial statements.

                            CABLE TV FUND 14-A, LTD.
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) The condensed balance sheet as of December 31, 2001 has been condensed from the audited balance sheet as of that date. The condensed balance sheet as of March 31, 2002 and the condensed statements of operations and of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Cable TV Fund 14-A, Ltd. (the "Partnership") and have not been audited by the Partnership's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2002 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2002 are not necessarily indicative of operating results for the full year.

         The Partnership owns no properties directly. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such charges were included in administrative expenses and other, net in the accompanying condensed statement of operations. Reimbursements made to the general partner by the Partnership for administrative expenses for the three months ended March 31, 2002 and 2001 were $10,584 and $27,179, respectively.

                            CABLE TV FUND 14-A, LTD.
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



FINANCIAL CONDITION

         The only asset of the Partnership at March 31, 2002 was its cash on hand, which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

RESULTS OF OPERATIONS

         Administrative expenses and other, net of $16,940 incurred in the first quarter of 2002 by the Partnership related to various costs associated with the administration of the Partnership.



                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Refer to Part I - Item 3 to our Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of recent developments related to our legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

         a) Exhibits

             None.

         b) Reports on Form 8-K

             None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CABLE TV FUND 14-A, LTD.

                                        BY: COMCAST CABLE COMMUNICATIONS, INC.
                                            ------------------------------------
                                            General Partner


                                        By: /S/ Lawrence J. Salva
                                            ------------------------------------
                                            Lawrence J. Salva
                                            Senior Vice President
                                            (Principal Accounting Officer)

Dated: May 15, 2002