Form 10-Q
period 2003-06-30
CABLE TV FUND 14-A LTD
filed 2003-08-06
CIK 810334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended

                                  JUNE 30, 2003

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to___________

                         Commission File Number 0-15378

                            CABLE TV FUND 14-A, LTD.
                Exact name of registrant as specified in charter


                 Colorado                              84-1024657
-----------------------------------           ----------------------------
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

                             CONDENSED BALANCE SHEET
                             -----------------------
                                   (Unaudited)


                                                                    June 30,              December 31,
                                ASSETS                                2003                    2002
                                ------                           -------------           -------------
Cash ..................................................          $   2,421,852           $   2,411,510
                                                                 -------------           -------------
              Total assets ............................          $   2,421,852           $   2,411,510
                                                                 =============           =============

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

LIABILITIES:
     Advances from affiliates .........................          $      44,378           $       7,508
     Accounts payable and accrued liabilities .........                632,500                 632,500
                                                                 -------------           -------------

              Total liabilities .......................                676,878                 640,008
                                                                 -------------           -------------

Commitments and Contingencies (Note 3)

PARTNERS' CAPITAL:
General Partner-
     Contributed capital ..............................                  1,000                   1,000
     Distributions ....................................             (5,101,517)             (5,101,517)
     Accumulated earnings .............................              5,536,760               5,543,392
                                                                 -------------           -------------

                                                                       436,243                 442,875
                                                                 -------------           -------------

Limited Partners-
     Net contributed capital (160,000 units outstanding
         at June 30, 2003 and December 31, 2002) ......             68,722,000              68,722,000
     Distributions ....................................           (115,304,552)           (115,304,552)
     Accumulated earnings .............................             47,891,283              47,911,179
                                                                 -------------           -------------
                                                                     1,308,731               1,328,627
                                                                 -------------           -------------

             Total liabilities and partners' capital ..          $   2,421,852           $   2,411,510
                                                                 =============           =============


See notes to condensed financial statements.





                            CABLE TV FUND 14-A, LTD.
                           -------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF OPERATIONS
                      -----------------------------------
                                   (Unaudited)


                                                 Three Months Ended              Six Months Ended
                                                      June 30,                       June 30,
                                               2003            2002            2003            2002
                                            ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE):
     Interest income .................      $   4,913       $   9,490       $  10,342       $  15,950
     Administrative expenses and other        (24,785)        (32,760)        (36,870)        (49,700)
                                            ---------       ---------       ---------       ---------

NET LOSS .............................      ($ 19,872)      ($ 23,270)      ($ 26,528)      ($ 33,750)
                                            =========       =========       =========       =========

ALLOCATION OF NET LOSS:
     General Partner .................      ($  4,968)      ($  5,818)      ($  6,632)      ($  8,438)
                                            =========       =========       =========       =========

     Limited Partners ................      ($ 14,904)      ($ 17,452)      ($ 19,896)      ($ 25,312)
                                            =========       =========       =========       =========

NET LOSS PER LIMITED
     PARTNERSHIP UNIT ................      ($   0.09)      ($   0.11)      ($   0.12)      ($   0.16)
                                            =========       =========       =========       =========

WEIGHTED AVERAGE NUMBER OF LIMITED
     PARTNERSHIP UNITS OUTSTANDING ...        160,000         160,000         160,000         160,000
                                            =========       =========       =========       =========


See notes to condensed financial statements.




                            CABLE TV FUND 14-A, LTD.
                           --------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                    2003                2002
                                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .......................................................             ($26,528)             ($33,750)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
              Decrease in interest receivable .......................                                      3,903
              Increase in advances from affiliates ..................               36,870                27,628
                                                                               -----------           -----------

                  Net cash provided by (used in) operating activities               10,342                (2,219)

Cash, beginning of period ...........................................            2,411,510             2,455,898
                                                                               -----------           -----------

Cash, end of period .................................................          $ 2,421,852           $ 2,453,679
                                                                               ===========           ===========


See notes to condensed financial statements.


                            CABLE TV FUND 14-A, LTD.
                          ----------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   -----------------------------------------
                                   (Unaudited)


(1) The condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet as of that date. The condensed balance sheet as of June 30, 2003, the condensed statement of operations for the three and six months ended June 30, 2003 and 2002, and the condensed statement of cash flows for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003 and for all periods presented have been made.

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

      The Partnership owns no properties. The Partnership has continued in existence because of pending litigation to which the Partnership is a party (see
Note 3).

(2) The Partnership reimburses its general partner for certain allocated administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary for the administration of the Partnership until the Partnership is dissolved. Such charges were included in administrative expenses and other in the accompanying condensed statement of operations. Administrative expenses allocated to the Partnership for the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002 were $618, $9,563, $1,236 and $20,147, respectively.

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

                            CABLE TV FUND 14-A, LTD.
                          ---------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

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

      On June 25, 2003, the parties agreed to the terms of a settlement of this litigation and entered into a written settlement agreement. Because these are class and derivative actions, notice of the settlement was sent to the limited partners on August 5, 2003. The settlement must be approved by the court. The court has set a hearing for final approval of the settlement for September 24, 2003.

      If the settlement is approved by the court, the Partnership will then be dissolved, although no assurance can be given regarding when the dissolution will take place.

      All amounts to be paid as a result of the litigation described above are the responsibility of the General Partner, subject to indemnification and other rights of the General Partner pursuant to the terms of the limited partnership agreements.

                            CABLE TV FUND 14-A, LTD.
                             -----------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                             ----------------------

FINANCIAL CONDITION
-------------------

      The only asset of the Partnership at June 30, 2003 was its cash on hand, which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation to which the Partnership is a party described in
Note 3 to our condensed financial statements.

RESULTS OF OPERATIONS
---------------------

      Administrative expenses and other in the accompanying condensed statement of operations represents various costs associated with the administration of the Partnership.

Item 4.  Controls and Procedures

      Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      Refer to Note 3 to our condensed financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

        a)  Exhibits

        31 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 6, 2003