Form 10-K
period 2003-12-31
CABLE TV FUND 14-A LTD
filed 2004-03-30
CIK 810334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition  period from  _____________ to _____________

                         Commission file number: 0-15378

                            CABLE TV FUND 14-A, LTD.
             (Exact name of registrant as specified in its charter)


               Colorado                                   84-1024657
-----------------------------------------    -----------------------------------
         State of organization                 (IRS Employer Identification No.)

        c/o Comcast Corporation
          1500 Market Street,
      Philadelphia, PA 19102-2148                       (215) 665-1700
-----------------------------------------    -----------------------------------
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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                            CABLE TV FUND 14-A, LTD.
                          2003 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                     PART I


Item 1     Business........................................................... 1
Item 2     Properties......................................................... 1
Item 3     Legal Proceedings.................................................. 1
Item 4     Submission of Matters to a Vote of Security Holders................ 2


                                     PART II

Item 5     Market for the Registrant's Common Stock and Related Stockholder
           Matters............................................................ 3
Item 6     Selected Financial Data............................................ 3
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................... 3
Item 8     Financial Statements............................................... 4
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................15
Item 9A    Controls and Procedures............................................15


                                    PART III

Item 10    Directors and Executive Officers of the Registrant.................15
Item 11    Executive Compensation.............................................16
Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................16
Item 13    Certain Relationships and Related Transactions.....................16
Item 14    Principal Accounting Fees and Services.............................16

                                     PART IV
Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K....17
SIGNATURES....................................................................18

         This Annual Report on Form 10-K is for the year ended December 31, 2003. This Annual Report modifies and supersedes documents filed prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

                                     PART I.
ITEM 1.   BUSINESS

     The Partnership. Cable TV Fund 14-A, Ltd. (the "Partnership") is a Colorado limited partnership. Comcast Cable Communications, LLC ("Comcast Cable"), a Delaware limited liability corporation, is the General Partner of the Partnership (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership has sold all of its cable television systems. The Partnership currently conducts no operations and is expected to be dissolved when the remaining litigation against it is concluded.

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


ITEM 2.   PROPERTIES

     As of December 31, 2003, the Partnership did not own any cable television systems.


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

     On June 25, 2003, the parties agreed to the terms of a settlement of this litigation and entered into a written settlement agreement, and notice of the settlement was sent to the limited partners on August 5, 2003. Because these are class and derivative actions, the settlement must be approved by the court. On October 14, 2003, the judge issued a Recommendation of United States Magistrate Judge, in which he recommended to the United States District Court judge that the settlement be approved. On November 10, 2003, the judge accepted the recommendation and approved the settlement, but withheld determination of the reasonableness of the attorneys' fees and costs pending the receipt of further evidence from the plaintiffs' counsel. Within thirty days of the approval of the plaintiff's counsel's request for an award of attorneys' fees and costs, Comcast will cause the Partnership to distribute, pursuant to the distribution provisions of the Limited Partnership Agreement of the Partnership, the proceeds received by the Partnership from the settlement.

     If and when the settlement is finally approved, the Partnership will then be dissolved, although no assurance can be given regarding when the dissolution will take place.

     All amounts to be paid as a result of the settlement described above are the responsibility of the General Partner.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5.   MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
          MATTERS

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 2003, the number of equity security holders in the Partnership was 11,219.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                For the Year Ended December 31,
                                          -----------------------------------------------------------------------------
Cable TV Fund 14-A, Ltd.                       2003            2002           2001              2000             1999
------------------------                       ----            ----           ----              ----             ----
Revenues................................   $              $               $                $                 $9,552,731
Depreciation and Amortization...........                                                                      3,386,239
Operating Loss .........................                                                                     (1,821,096)
Net (Loss) Income.......................      (50,174)        (49,667)        64,353           433,536       49,772,176 (1)
Net (Loss) Income per Limited
  Partnership Unit......................         (.24)           (.23)           .30              2.03           276.97 (1)
Weighted Average Number of Limited
     Partnership Units Outstanding......      160,000         160,000        160,000           160,000          160,000
General Partner's Capital...............      430,331         442,875        455,292         2,314,204        2,205,820
Limited Partners' Capital...............    1,290,997       1,328,627      1,365,877         6,942,612        6,617,460
Total Assets............................    2,361,765       2,411,510      2,459,801         9,955,311       19,839,463
Advances from Affiliates................        7,937           7,508          6,132            40,656        6,205,737

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

FINANCIAL CONDITION

     The only asset of the Partnership at December 31, 2003 was its cash on hand of approximately $2.4 million, which will be held in reserve and used to pay the administrative expenses of the Partnership until it is dissolved. The Partnership distributed $7,500,000 of its cash on hand to its partners on March 15, 2001. The limited partners received $5,625,000 and the General Partner received a general partner distribution of $1,875,000. The Partnership may not have enough cash to reimburse the general partner for all administrative expenses incurred prior to the dissolution of the Partnership. In the event that the Partnership's cash supply is inadequate to cover such costs, the General Partner will be required to pay for any shortfall. In addition, all amounts to be paid as a result of the settlement of the litigation against the Partnership are the responsibility of the General Partner (see Item 3 - Legal Proceedings).

     Taking into account all distributions that had been made at December 31, 2003, the Partnership's limited partners have received $721 for each $500 limited partnership interest, or $1,442 for each $1,000 invested in the Partnership.

RESULTS OF OPERATIONS

     The Partnership has sold all of its cable television systems and therefore, a discussion of the results of operations would not be meaningful. Interest income of $17,549, $32,538 and $200,661, in 2003, 2002 and 2001, respectively, was earned on the cash balance on hand. Administrative and other expense of $67,723, $82,205 and $136,308 incurred in 2003, 2002 and 2001, respectively, primarily related to various costs associated with the administration of the Partnership. The Partnership is expected to be dissolved when the remaining litigation against it is concluded. Until that time, administrative expenses will continue to be incurred.


ITEM 8.   FINANCIAL STATEMENTS

     The audited financial statements of the Partnership as of December 31, 2003 and 2002 and for the three years in the period ended December 31, 2003 follow.

INDEPENDENT AUDITORS' REPORT
----------------------------


To the Partners of Cable TV Fund 14-A, Ltd.:

     We have audited the accompanying balance sheet of Cable TV Fund 14-A, Ltd. (a Colorado limited partnership) (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the management of the General Partner, Comcast Cable Communications, LLC. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Cable TV Fund 14-A, Ltd. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 26, 2002.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 2003 and 2002 financial statements present fairly, in all material respects, the financial position of Cable TV Fund 14-A, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     As described in Note 3, the administrative expenses of the Partnership are paid for by the General Partner and are reimbursed by the Partnership. In the event that the Partnership's cash supply is inadequate to cover such costs, the General Partner will be required to pay for any shortfall. In addition, all amounts to be paid as a result of the settlement described in Note 5 are the responsibility of the General Partner.




Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 29, 2004.

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

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

BALANCE SHEET


                                                                                    December 31,
                                ASSETS                                      2003                    2002
                                ------                                ----------------         ---------------

Cash..................................................................      $2,361,765              $2,411,510
                                                                      ----------------         ---------------

              Total assets............................................      $2,361,765              $2,411,510
                                                                      ================         ===============


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

LIABILITIES:
     Advances from affiliates.........................................          $7,937                  $7,508
     Accounts payable and accrued liabilities.........................         632,500                 632,500
                                                                      ----------------         ---------------

              Total liabilities.......................................         640,437                 640,008
                                                                      ----------------         ---------------

Commitments and Contingencies (Note 5)

PARTNERS' CAPITAL:
General Partner-
     Contributed capital..............................................           1,000                   1,000
     Distributions....................................................      (5,101,517)             (5,101,517)
     Accumulated earnings.............................................       5,530,848               5,543,392
                                                                      ----------------         ---------------

                                                                               430,331                 442,875
                                                                      ----------------         ---------------

Limited Partners-
     Net contributed capital (160,000 units outstanding
         at December 31, 2003 and 2002)...............................      68,722,000              68,722,000
     Distributions....................................................    (115,304,552)           (115,304,552)
     Accumulated earnings.............................................      47,873,549              47,911,179
                                                                      ----------------         ---------------

                                                                             1,290,997               1,328,627
                                                                      ----------------         ---------------

             Total liabilities and partners' capital..................      $2,361,765              $2,411,510
                                                                      ================         ===============


See notes to financial statements.

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF OPERATIONS


                                                                           Year Ended December 31,
                                                                  2003              2002             2001
                                                              -------------     -------------    -------------
OTHER INCOME (EXPENSE):
     Interest income..........................................      $17,549           $32,538         $200,661
     Administrative expenses and other........................      (67,723)          (82,205)        (136,308)
                                                              -------------     -------------    -------------

NET INCOME (LOSS)                                                  ($50,174)         ($49,667)         $64,353
                                                              =============     =============    =============

ALLOCATION OF NET INCOME (LOSS):
     General Partner..........................................     ($12,544)         ($12,417)         $16,088
                                                              =============     =============    =============

     Limited Partners.........................................     ($37,630)         ($37,250)         $48,265
                                                              =============     =============    =============

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT..............................................       ($0.24)           ($0.23)           $0.30
                                                              =============     =============    =============

WEIGHTED AVERAGE NUMBER
     OF LIMITED PARTNERSHIP
     UNITS OUTSTANDING........................................      160,000           160,000          160,000
                                                              =============     =============    =============



See notes to financial statements.

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF PARTNERS' CAPITAL


                                                                           Year Ended December 31,
                                                                  2003              2002             2001
                                                              -------------     -------------    -------------
GENERAL PARTNER:
     Balance, beginning of year...............................     $442,875          $455,292       $2,314,204
     Net income (loss)........................................      (12,544)          (12,417)          16,088
     Distribution.............................................                                      (1,875,000)
                                                              -------------     -------------    -------------

     Balance, end of year.....................................     $430,331          $442,875         $455,292
                                                              =============     =============    =============


LIMITED PARTNERS:
     Balance, beginning of year...............................   $1,328,627        $1,365,877       $6,942,612
     Net income (loss)........................................      (37,630)          (37,250)          48,265
     Distribution.............................................                                      (5,625,000)
                                                              -------------     -------------    -------------

     Balance, end of year.....................................   $1,290,997        $1,328,627       $1,365,877
                                                              =============     =============    =============


See notes to financial statements.

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF CASH FLOWS



                                                                         For the Year Ended December 31,
                                                                    2003              2002              2001
                                                                -------------     -------------    --------------
OPERATING ACTIVITIES:
     Net income (loss)..........................................     ($50,174)         ($49,667)          $64,353
     Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
         Decrease in interest receivable, deposits, prepaid
                  expenses and other assets.....................                          3,903            46,990
         Decrease in accounts payable and accrued
             liabilities and subscriber prepayments.............                                          (25,339)
         Increase (decrease) in advances from affiliates........          429             1,376           (34,524)
                                                                -------------     -------------    --------------

         Net cash (used in) provided by operating activities....      (49,745)          (44,388)           51,480
                                                                -------------     -------------    --------------

FINANCING ACTIVITIES:
     Distribution to General Partner............................                                       (1,875,000)
     Distribution to limited partners...........................                                       (5,625,000)
                                                                -------------     -------------    --------------

         Net cash used in financing activities..................                                       (7,500,000)
                                                                -------------     -------------    --------------

Decrease in cash................................................      (49,745)          (44,388)       (7,448,520)

Cash, beginning of year.........................................    2,411,510         2,455,898         9,904,418
                                                                -------------     -------------    --------------

Cash, end of year...............................................   $2,361,765        $2,411,510        $2,455,898
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

     General Partner
     On  April  7,  1999,   Comcast  Holdings   Corporation   (formerly  Comcast
     Corporation) ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, LLC ("Comcast Cable"), a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable.

     Contributed Capital

     The capitalization of the Partnership is set forth in the accompanying Balance Sheet and the Statement of Partners' Capital. No limited partner is obligated to make any additional contribution to partnership capital.

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

     Taking into account all distributions that had been made at December 31, 2003, the Partnership's limited partners have received $721 for each $500 limited partnership interest, or $1,442 for each $1,000 invested in the Partnership.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting
     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Partnership's tax returns are also prepared on the accrual basis.

     Management's Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)


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

     All administrative expenses are paid for by the General Partner and are reimbursed by the Partnership. In addition, the Partnership reimburses its General Partner for certain allocated administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, who provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Reimbursements made to the General Partner by the Partnership for these administrative expenses during the years ended December 31, 2003, 2002 and 2001 were $2,472, $36,073 and $82,910, respectively. Such charges were included in Administrative expenses and other in the accompanying Statement of Operations.

     The Partnership may not have enough cash to reimburse the general partner for all administrative expenses incurred prior to the dissolution of the Partnership. In the event that the Partnership's cash supply is inadequate to cover such costs, the General Partner will be required to pay for any shortfall. In addition, all amounts to be paid as a result of the settlement described in Note 5 are the responsibility of the General Partner.

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

     On June 25, 2003, the parties agreed to the terms of a settlement of this litigation and entered into a written settlement agreement, and notice of the settlement was sent to the limited partners on August 5, 2003. Because these

CABLE TV FUND 14-A, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Concluded)

     are class and derivative actions, the settlement must be approved by the court. On October 14, 2003, the judge issued a Recommendation of United States Magistrate Judge, in which he recommended to the United States District Court judge that the settlement be approved. On November 10, 2003, the judge accepted the recommendation and approved the settlement, but withheld determination of the reasonableness of the attorneys' fees and costs pending the receipt of further evidence from the plaintiffs' counsel. Within thirty days of the approval of the plaintiff's counsel's request for an award of attorneys' fees and costs, Comcast will cause the Partnership to distribute, pursuant to the distribution provisions of the Limited Partnership Agreement of the Partnership, the proceeds received by the Partnership from the settlement.

     If and when the settlement is finally approved, the Partnership will then be dissolved, although no assurance can be given regarding when the dissolution will take place.

     All amounts to be paid as a result of the settlement described above are the responsibility of the General Partner.

6.   UNAUDITED SUPPLEMENTARY DATA

     Selected unaudited quarterly financial information is presented below:


                                             First          Second          Third         Fourth           Total
2003                                        Quarter         Quarter        Quarter        Quarter          Year
----                                      -----------     -----------    -----------    -----------     -----------
Net loss..................................    ($6,656)       ($19,872)      ($10,140)      ($13,506)       ($50,174)
Net loss per limited partnership unit.....       (.03)           (.09)          (.05)          (.07)           (.24)
Weighted average number of limited
     partnership units outstanding........    160,000         160,000        160,000        160,000         160,000

                                             First          Second          Third         Fourth           Total
2002                                        Quarter         Quarter        Quarter        Quarter          Year
----                                      -----------     -----------    -----------    -----------     -----------
Net loss..................................   ($10,480)       ($23,270)       ($4,007)      ($11,910)       ($49,667)
Net loss per limited partnership unit.....       (.05)           (.11)          (.02)          (.05)           (.23)
Weighted average number of limited
     partnership units outstanding........    160,000         160,000        160,000        160,000         160,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A   CONTROLS AND PROCEDURES

     Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner as of December 31, 2003 is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

     Brian L. Roberts was named Chairman of the General Partner's Board of Directors in November 2002. Mr. Roberts had served as Vice Chairman of the General Partner's Board of Directors since April 1999. Mr. Roberts has served as the President and as a director of Comcast for more than five years. As of December 31, 2003, Mr. Roberts has sole voting power over approximately 33 1/3% of the combined voting power of Comcast Corporation's two classes of voting common stock. Mr. Roberts is the Chief Executive Officer of the General Partner and of Comcast Corporation. He is also a director of The Bank of New York Company, Inc. He is 44 years old.

     Lawrence S. Smith has served as Executive Vice President and a director of the General Partner since April 1999. Mr. Smith has served as an Executive Vice President of Comcast for more than five years. Mr. Smith is the Co-Chief
Financial Officer of the General Partner and of Comcast Corporation. He is 56 years old.

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

     David L. Cohen joined Comcast in July 2002 as Executive Vice President. Prior to that time, he was Partner in, and Chairman of, the law firm of Ballard Spahr Andrews & Ingersoll, LLP for more than five years. Mr. Cohen is a director of the General Partner. He is 48 years old.

     Arthur R. Block was named a director of the General Partner's Board of Directors in November 2002. Mr. Block has served as a Senior Vice President and General Counsel for Comcast since January 2000. Prior to January 2000, Mr. Block served as Vice President and Senior Deputy General Counsel of Comcast for more than five years. Mr. Block also was named Secretary of Comcast Corporation in November 2002. He is 49 years old.

     Lawrence J. Salva was named Controller of Comcast Corporation in November 2002. Mr. Salva joined Comcast in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years. Mr. Salva is a Senior Vice President of the General Partner. He is 47 years old.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of December 31, 2003, no person or entity owned more than 5% of the limited partnership interests of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership reimburses its general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, tax, accounting, legal and investor relations services to the Partnership. The Partnership will continue to reimburse its general partner for actual time spent on Partnership business by employees of Comcast until the Partnership is liquidated and dissolved. During the years ended December 31, 2003, 2002 and 2001, such reimbursements totaled $2,472, $36,073 and $82,910, respectively.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The Partnership is considered an inactive registrant under Rule 3-11 of Regulation S-X; therefore, audited financial statements for the year ended December 31, 2003 are not required. The Partnership's financial statements for the year ended December 31, 2003 have been audited on a voluntary basis and, as such, principal accounting fees and services information is not presented.

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following financial statements of ours are included in Part II, Item 8:

     Independent Auditors' Reports.......................................................................5
     Balance Sheet--December 31, 2003 and 2002...........................................................7
     Statement of Operations--Years Ended December 31, 2003, 2002 and 2001...............................8
     Statement of Partners' Capital--Years Ended December 31, 2003, 2002 and 2001........................9
     Statement of Cash Flows--Years Ended December 31, 2003, 2002 and 2001..............................10
     Notes to Financial Statements......................................................................11

(b) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

     None.

(c)  Reports on Form 8-K:

     None.

(d)  Exhibits filed herewith:

     4.1  Limited   Partnership   Agreement   for  Cable  TV  Fund   14-A,   Ltd
          (incorporated by reference from the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

     31 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                               CABLE TV FUND 14-A, LTD.,
                               a Colorado limited partnership


                               By:   Comcast Cable Communications, LLC,
                                     a Delaware limited liability corporation,
                                     its General Partner


                               By:   /s/ Brian L. Roberts
                                     -------------------------------------------
                                     Brian L. Roberts
Dated: March 30, 2004                Chairman; Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                               By:   /s/ Brian L. Roberts
                                     -------------------------------------------
                                     Brian L. Roberts
                                     Chairman; Director
Dated: March 30, 2004                (Principal Executive Officer)

                               By:   /s/ Lawrence S. Smith
                                     -------------------------------------------
                                     Lawrence S. Smith
Dated: March 30, 2004                Executive Vice President; Director
                                     (Co-Principal Financial Officer)

                               By:   /s/ John R. Alchin
                                     -------------------------------------------
                                     John R. Alchin
                                     Executive Vice President; Treasurer
Dated: March 30, 2004                (Co-Principal Financial Officer)

                               By:   /s/ David L. Cohen
                                     -------------------------------------------
                                     David L. Cohen
Dated: March 30, 2004                Executive Vice President; Director

                               By:   /s/ Arthur R. Block
                                     -------------------------------------------
                                     Arthur R. Block
                                     Senior Vice President; General Counsel;
                                     Secretary
Dated: March 30, 2004                Director

                               By:   /s/ Lawrence J. Salva
                                     -------------------------------------------
                                     Lawrence J. Salva
                                     Senior Vice President and Controller
Dated: March 30, 2004                (Principal Accounting Officer)